Form 10-Q
period 1996-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1996-05-21
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     0-23432

               RIDGEWOOD ELECTRIC POWER TRUST III
(Exact name of registrant as specified in its charter.)

    Delaware, U.S.A.                    22-3264565
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey     07450-2939
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(201) 447-9000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                          (Unaudited)

                               March 31,        December 31,
                                 1996              1995

 Assets

Cash and cash equivalents    $  5,382,783      $ 10,972,576
Investments in power
  project partnerships         26,440,816        20,884,493
Due from affiliates                     0           299,194
Interest receivable                40,030                 0
Other assets                      310,655           444,172
Total assets                 $ 32,174,284      $ 32,651,668

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses               $ 22,500        $   72,442
Due to unconsolidated
  subsidiary                      180,000                 0

                                  202,500            72,442

Shareholders' equity
  (391.8444 shares issued
  and outstanding)             31,983,108        32,584,476
Managing shareholder's
  accumulated deficit             (11,324)           (5,250)
Total shareholders' equity     31,971,784        32,579,226

Total liabilities and
  shareholders' equity       $ 32,174,284      $ 32,651,668

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996
                       AND MARCH 31, 1995
                           (Unaudited)

                            Three months      Three months
                           ended March 31,   ended March 31,
                               1996              1995
                           ______________    ______________


Income from power genera-
  tion projects                 $ 145,777         $       0
Dividend and interest
  income                          132,605           129,020
Total income                      278,382           129,020

Management fee                    204,860                 0
Administrative and
  other expenses                   13,339            14,199
Investment fee                          0           228,666
Total expenses                    218,199           242,865

Net income (loss)               $  60,183         $(113,845)

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996
                       AND MARCH 31, 1995
                           (Unaudited)

                               Three months ended March 31,

                                  1996             1995
                               ____________    ____________


Cash flows from operating
  activities:
Net income                      $  60,183        $ (113,845)

Adjustmentsto
  reconcile net income
  to cash provided (used)
  in operating activities:
Purchase of investments in
  power generation partner-
  ships                        (5,556,323)       (7,479,688)
Changes in assets &
  liabilities:
Increase (decrease) in
  due from affiliates             299,194                 0
Decrease (increase)in
  interest receivable              11,203                 0
Decrease (increase) in
  other assets                    133,517                 0
Increase (decrease) in
  due to unconsolidated
  subsidiary                      180,000                 0
Increase (decrease) in
  accounts payable and
  accrued expenses                (49,942)          165,594

Total adjustments              (4,982,351)       (7,314,094)

Net cash used in
  operating activities         (4,922,168)       (7,427,949)

Cash provided by (used by)
  financing activities:
  Net proceeds from the sale
    of Trust shares                     0         9,432,283
  Cash distributions to
    Shareholders                 (667,625)         (346,098)


Net increase (decrease)
  in cash and cash equivalents (5,589,793)        1,658,246
Cash and cash equivalents
  - Beginning of period        10,972,576        18,237,615
Cash and cash equivalents
  - End of period              $5,382,783       $19,895,861       0

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Purpose

Nature of business

Ridgewood Electric Power Trust III (the "Trust") was formed as a Delaware business trust on December 6, 1993 by Ridgewood Energy Holding Corporation acting as the
Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on January 3, 1994. The Trust commenced operations on April 16, 1994 and discontinued its offering of Trust shares on May 31, 1995.

The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities will include cogeneration facilities which produce both electricity and thermal energy and other power plants that use various fuel sources (except nuclear). The power plants sell electricity and thermal energy to utilities and industrial users under long-term contracts.


"Business Development Company" election

Effective April 16, 1994, the Trust elected to be treated as a "Business Development Company" under the Investment
Company Act of 1940 and registered its shares under the Securities Exchange Act of 1934.


2.  Summary of Significant Accounting Policies

Investments in power generation projects

The Trust holds investments in power generating projects which are stated at fair value. Due to the illiquidity of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the value of the investments.


Revenue Recognition

Income from investments is recorded when received.
Interest and dividend income are recorded as earned.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents

The Trust considers monies invested in a U.S. Treasury
Bills Fund with daily liquidation privileges to be a cash equivalent.


Due diligence costs relating to potential power projects

Costs relating to the due diligence performed on potential power projects are initially deferred, until such time as the Trust determines whether or not it will make an investment in the respective project. Those costs relating to an accepted project are capitalized and those costs relating to a rejected project are expensed at that time.

Income taxes

No provision is made for income taxes in the accompanying financial statements as the income or loss of the Trust is included in the tax returns of the individual shareholders.

Reclassification

Certain items in previously issued financial statements have been reclassified for comparative purposes.


3.  Subsequent Event

Northeast Landfill Power Joint Venture

The Trust, together with Ridgewood Electric Power Trust
IV, formed a partnership, Ridgewood Providence Power
Partners, L.P. ("RPLP") to acquire certain of the assets of Northeast Landfill Power Joint Venture which owns and operates a 12.3 (net) megawatt landfill gas fired electric generation facility located in Johnston, Rhode Island.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS

This acquisition was completed on April 16, 1996.  The
Trust's investment in RPLP including provision of funds to perform post-acquisition improvements to the plant and increase the salable electric power pursuant to a new 2 mw power sale agreement with the same power purchaser, was about $7.1 million for a 36% interest in RPLP. Ridgewood
Electric Power Trust IV invested about $12.9 million for a 64% interest. As part of the acquisition cost, RPLP assumed three non-recourse notes, totaling $6.3 million payable to insurance companies, maturing in September
2004, with a 9.6% interest rate. The monthly installments total about $1.1 million annually.

                RIDGEWOOD ELECTRIC POWER TRUST III

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Three months ended March 31, 1996 versus three months ended
March 31, 1995

Results of Operations

     For the quarter ended March 31, 1996, the Trust's net income of $278,000 was comprised of $133,000 of interest on funds awaiting investment and $146,000 of distributions from Projects located in California and owned by the Trust:
$69,000 from the San Joaquin Project and $79,000 from the Byron Project. This compares to income of $129,000 in the same period of 1995, comprised solely of interest on funds awaiting investment. Because the Trust has completed its investment program, interest income in future quarters will be substantially less than in the first quarter of 1996.

     Income and cash flow earned by the Projects located in California is seasonal, peaking in the third quarter of the calendar year as summer heat increases demand for electricity and falling in the fourth and first quarters, when major maintenance tends to be scheduled. No distributions were made from the Projects acquired by the Trust from EUA Cogenix Corporation in late 1995. During the first quarter of 1996, cash flow from those Projects was retained to increase working capital and to fund substantial maintenance and equipment upgrade expenditures. The Trust now believes that these Projects will begin distributions to the Trust during the second quarter of 1996.

The major component of the $218,000 of expenses for the quarter ended March 31, 1996 was the management fee of $205,000. Accounting and legal fees related to the Trust's annual reporting requirements made up most of the remaining
$13,000 of expenses in that quarter. For the first quarter of 1995, no management fee was charged because the offering of Shares was in progress. An investment fee of $229,000 was charged on Share purchases made in the quarter, as provided by the Trust's offering documents.

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects.

  Liquidity and Capital Resources

     Substantially all of the Trust's remaining uninvested funds were applied to the purchase of a 34.1% limited partner's interest in a limited partnership which has acquired the Providence Project in Rhode Island, as reported in the Trust's Current Report on Form 8-K for April 16,
1996. The Trust has contributed $1.6 million of funds which have been reserved by the limited partnership for maintenance, future capital improvements and expansion of the Project. The Trust believes that those funds held in reserve, together with funds contributed to the limited partnership under the same terms and conditions by Ridgewood Electric Power Trust IV, a similar program sponsored by the Managing Shareholder, and future cash flow are adequate to fund all contemplated improvements.

     With the investment in the Providence Project, the Trust has completed its investment program. The Trust anticipates that remaining capital needs for the other
Projects it owns will be limited to routine maintenance and repairs that can be funded from operating cash flow.

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter. A Current Report on Form 8-K was filed on May 2, 1996 reporting the acquisition of the Providence Project.

                 RIDGEWOOD ELECTRIC POWER TRUST III

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


May 20, 1996               By /s/ Robert K. Brady
Date                              Robert K. Brady
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial officer)