Form 10-Q
period 1996-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1996-08-15
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                        (Unaudited)

                               June 30,        December 31,
                                 1996              1995

 Assets

Cash and cash equivalents    $  3,221,614      $ 10,972,576
Investments in power
  project partnerships         28,219,492        20,884,493
Due from affiliates                15,143           299,194
Interest receivable                30,000                 0
Other assets                      230,856           444,172
Total assets                 $ 31,717,105      $ 32,651,668

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses               $ 20,000        $  72,442
                                   20,000           72,442

Shareholders' equity
  (391.8444 shares issued
  and outstanding)             31,711,176       32,584,476
Managing shareholder's
  accumulated deficit             (14,071)          (5,250)
Total shareholders' equity     31,697,105       32,579,226
Total liabilities and
  shareholders' equity       $ 31,717,105      $32,651,668

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS AND QUARTERS
              ENDED JUNE 30, 1996 AND JUNE 30, 1995
                           (Unaudited)

                          Six months       Quarter      Six months       Quarter
                            ended       ended June 30,    ended        ended
June 30,
                          June 30,1996      1996        June 30, 1995    1995

Income from power genera-
  tion projects               $ 1,027,284        881,507            $ 0
     0
Dividend and interest
  income                          203,959         71,354        585,472
456,452
Total income                    1,231,243        952,861        585,472
456,452

Management fee                    396,330        191,470              0
     0
Project due diligence expense      28,583         28,583          2,560
   922
Administrative and
  other expenses                   31,607         18,268            903
(11,658)
Investment fee                          0              0        340,361
111,695
Total expenses                    456,520        238,321        343,824
100,959

Net income (loss)               $ 774,723      $ 714,540      $ 241,648      $
355,493

See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST III
                               STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1996 AND JUNE
30, 1995
                                     (Unaudited)

                          Six months       Quarter      Six months       Quarter
                            ended       ended June 30,    ended        ended
June 30,
                          June 30,1996      1996        June 30, 1995    1995


Cash flows from operating
  activities:
Net income                      $ 774,723      $ 714,540      $ 241,648      $
355,493

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:
Purchase of investments in
  power generation partner-
  ships                        (7,334,999)    (1,778,676)    (8,052,834)
(573,146)
Changes in assets &
  liabilities:
Increase (decrease) in
  due from affiliates             284,051        (15,143)             0
     0
Decrease (increase)in
  interest receivable              21,233         10,030       (111,652)
(111,652)
Decrease (increase) in
  other assets                    213,316         79,799            961
   961
Increase (decrease) in
  due to unconsolidated
  subsidiary                            0       (180,000)             0
     0
Increase (decrease) in
  accounts payable and
  accrued expenses                (52,442)        (2,500)       (35,389)
(200,983)
Decrease (increase) in
  subscriptions receivable              0              0       (215,000)
(395,000)
Total adjustments              (6,868,841)    (1,886,490)    (8,413,914)
(1,279,820)

Net cash used in
  operating activities         (6,094,118)    (1,171,950)    (8,172,266)
(924,327)

Cash provided by (used by)
  financing activities:
  Net proceeds from the sale
     of Trust shares                    0              0     15,047,858
5,795,575
  Cash distributions to
    Shareholders               (1,656,844)      (989,219)      (670,530)
(324,432)
                               (1,656,844)      (989,219)    14,377,328
5,471,143


Net increase (decrease)
  in cash and cash equivalents (7,750,962)    (2,161,169)     6,205,062
4,546,816
Cash and cash equivalents
  - Beginning of period        10,972,576      5,382,783     18,237,615
19,895,861
Cash and cash equivalents
- - End of period                $3,221,614     $3,221,614    $24,442,677
$24,442,677

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

     The Trust had the following investments in power generation projects:
                            JUNE 30,       Fair Values as of
                              1996         December 31, 1995
Power generation projects:
  JRW Associates, L.P.     $ 5,305,298         $ 5,305,298
  Byron Power Partners,      3,138,072           2,958,072
    L.P.
  Providence Power           7,130,000             ---
EUA Projects:
  Ridgewood/Rhode Island
    PPLP                     3,722,618           3,722,618
  Ridgewood/Massachusetts
    PPLP                     3,223,881           3,223,881
  Ridgewood/Elmsford PPLP    1,430,136           1,430,136
  Other EUA Project
    Partnerships             4,269,487           4,244,488
        TOTALS            $ 28,219,492        $ 20,884,493

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

                RIDGEWOOD ELECTRIC POWER TRUST III
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Six months ended June 30, 1996 versus six months ended
June 30, 1995

Results of Operations

The Trust's net income of $774,723 for the first six months of 1996 reflects the effects of the winding up of its investment efforts in April 1996 with the acquisition of a 34.1% interest in the Providence Project, a 12 megawatt capacity electric power plant located near Providence, Rhode Island and fueled by landfill gas. The 1996 period's net income was comprised of $1,027,000 of income from the power plants owned by the Trust and $204,000 of dividend and interest income, while comparable period net income for 1995 of $585,472 was comprised solely of dividend and interest income on funds awaiting investment. The Trust anticipates that dividend and interest income for the remainder of 1996 will be less than in the first half of the year because of the reduced amount of Trust funds earning interest.

Income and cash flow earned by the Projects located in California is seasonal, peaking in the third quarter of the calendar year as summer heat increases demand for electricity and falling in the fourth and first quarters, when the Trust tends to schedule major maintenance. In addition, during the first quarter of 1996, cash flow from the EUA Projects purchased by the Trust in late 1995 was retained to increase working capital. The Trust made additional capital contributions to fund capital investments to these Projects.

The pattern of expenses changed from the first six months of 1995 to the 1996 period as the Trust ended its investing activities and became an operating company. Total expenses increased 32.8% ($113,000) as the Trust began paying the management fee ($396,000 in the 1996 period) to the Managing Shareholder and ceased payment of the investment fee
($340,000 in the 1995 period). The other major component of the expense increase was administrative and other expenses, which increased $31,000 between the periods related to audit and tax return preparation expenses. The Trust does not anticipate significant increases in either management fee or administrative expenses during the remainder of 1996.]

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects.

  Liquidity and Capital Resources

Substantially all of the Trust's remaining uninvested funds were applied to the purchase of a 35.7% limited partner's interest in a limited partnership which has acquired the Providence Project in Rhode Island, as reported in the Trust's Current Report on Form 8-K for April 16, 1996.

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

With the investment in the Providence Project, the Trust has substantially completed its investment program.
The Trust anticipates that remaining capital needs for the other Projects it owns will be limited to routine maintenance and repairs that can be funded from operating cash flow.

                   PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

A Current Report on Form 8-K was filed on May 2, 1996 reporting the acquisition of the Providence Project.

                  RIDGEWOOD ELECTRIC POWER TRUST III

                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


August 13, 1996               By /s/ Robert K. Brady
Date                            Robert K. Brady
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)