Form 10-Q
period 1996-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1996-12-04
CIK 917032

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996

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

Registrant's telephone number, including area code:(201) 447-
9000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

               PART I. - FINANCIAL INFORMATION

              RIDGEWOOD ELECTRIC POWER TRUST III
                        BALANCE SHEETS
(Unaudited)
                             September 30,     December 31,
                                1996              1995
Assets

Cash and cash equivalents    $  3,198,285      $ 10,972,576
Investments in power
  project partnerships         28,163,792        20,884,493
Due from affiliates                70,844           299,194
Other assets                 _____259,439      _____444,172
Total assets                 $ 31,692,360      $ 32,651,668

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses               $ 30,000         $ 72,442
                                   30,000           72,442

Shareholders' equity
  (391.8444 shares issued
  and outstanding)             31,676,780       32,584,476
Managing shareholder's
  accumulated deficit        _____(14,420)     _____(5,250)
Total shareholders' equity   __31,662,360     __32,579,226
Total liabilities and
  shareholders' equity       $ 31,692,360     $ 32,651,668

See Accompanying Notes to Financial Statements

              RIDGEWOOD ELECTRIC POWER TRUST III
                   STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS AND QUARTERS
       ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
(Unaudited)



  Nine months ended September 30, 1996

               Quarter ended September 30, 1996
             Nine months ended September 30, 1995

 Quarter ended September 30,
            1995






Income from power genera-
  tion projects             $ 2,198,445  $ 1,171,161      $
238,648        $ 238,648
Dividend and interest
  income                        199,244       (4,715)
897,310          331,838
Total income                  2,397,689    1,166,446
1,135,958          331,838

Management fee                  594,872      198,542
274,465          274,465
Project due diligence
  expense                             0            0
4,703            2,143
Administrative and
  other expenses                 42,075       10,468
72,038           71,135
Investment fee                        0            0
343,779            3,418
Total expenses                  636,947      209,010
694,985          351,161

Net income (loss)           $ 1,760,742    $ 957,436      $
440,973        $ (19,323)


See Accompanying Notes to Financial Statements


              RIDGEWOOD ELECTRIC POWER TRUST III
                   STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1996
AND SEPTEMBER 30, 1995
(Unaudited)



       Nine months ended September 30, 1996

               Quarter ended September 30, 1996
Nine months ended
September 30, 1995

    Quarter ended September 30, 1995






Cash flows from operating
  activities:
Net income                 $ 1,760,742      $ 957,436
$ 440,973        $ (143,596)

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:
Changes in assets &
  liabilities:
Increase (decrease) in
  due from affiliates          228,350        (55,701)
        0                 0
Decrease (increase)in
  interest receivable           51,233         30,000
 (199,881)          (88,229)
Decrease (increase) in
  other assets                 139,898        (28,583)
  301,904           381,941
Increase (decrease) in
  due to unconsolidated
  subsidiary                         0              0
        0                 0
Increase (decrease) in
  accounts payable and
  accrued expenses             (42,442)        10,000
  110,004           145,393
Net cash (used in) provided
  by operating activities
  before investments         2,182,616        941,735
  518,998           295,509

Total adjustments              421,874        (44,284)
   78,025           439,105
Return (purchase) of
  investments in power
  generation partnerships   (7,279,299)        55,700
(21,405,206)      (13,352,372)

Net cash (used in) provided
  by operating activities   (5,096,683)       968,852
(20,886,208)      (13,056,863)

Cash provided by (used by)
  financing activities:
  Net proceeds from the sale
     of Trust shares                 0              0
14,794,500          (310,000)
  Cash distributions to
    Shareholders            (2,677,608)    (1,020,764)
(1,126,205)         (455,675)
                            (2,677,608)    (1,020,764)
13,668,795           765,675

Net increase (decrease)
  in cash and cash
  equivalents               (7,774,291)       (51,912)
(7,217,413)         (470,166)
Cash and cash equivalents
  - Beginning of period     10,972,576      3,221,614
18,237,615        24,442,677
Cash and cash equivalents
- End of period            $ 3,198,285    $ 3,198,285      $
11,020,202      $ 23,972,511


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

The Trust had the following investments in power generation projects:

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS


                              June 30,           Fair Values
as of
                                 1996            December 31,
1995
Power generation projects:
  JRW Associates, L.P.        $  5,305,298     $  5,305,298
  Byron Power Partners, L.P.     3,138,072        2,958,072
  Providence Power               7,130,000          ---
EUA Projects:
  Ridgewood/Rhode Island PPLP    3,722,618      3,722,618
  Ridgewood/Massachusetts PPLP        3,223,881      3,223,881
  Ridgewood/Elmsford PPLP        1,430,136      1,430,136
  Other EUA Project Partnerships      4,269,487      4,244,488
        TOTALS                $ 28,219,492   $ 20,884,493

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS

3.  Recent Investment in Power Generation Project.

The Trust, together with Ridgewood Electric Power Trust IV, formed a partnership, Ridgewood Providence Power Partners, L.P. ("RPLP") to acquire certain of the assets of Northeast Landfill Power Joint Venture, which owns and operates a 12.3
(net) megawatt landfill gas-fired electric generation facility located in Johnston, Rhode Island. This acquisition was completed on April 16, 1996. The Trust's investment, including provision of funds to perform post-acquisition improvements to the plant and increase the salable electric power, was about $7.1 million for a 36% interest in RPLP. Ridgewood Electric Power Trust IV invested about $12.9 million for a 64% interest. As part of the acquisition cost, RPLP assumed three non-recourse notes, totaling $6.3 million, payable to insurance companies and maturing in September 2004, at a 9.6% annual interest rate.
 The monthly installments total about $2.1 million annually.


RIDGEWOOD ELECTRIC POWER TRUST III
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

 By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.


Nine months ended September 30, 1996 versus nine months ended
September 30, 1995

Results of Operations

The Trust's net income of $2,198,445 for the first nine months of 1996 reflects the effects of the winding up of its investment efforts in April 1996 with the acquisition of a 34.1% interest in the Providence Project, a 12 megawatt capacity electric power plant located near Providence, Rhode Island and fueled by landfill gas. The 1996 period's net income was comprised of $2,198,445 of income from the power plants owned by the Trust and $199,244 of dividend and interest income, while comparable period net income for 1995 of $1,135,958 was comprised of $238,648 of income from newly-purchased power Projects and $897,310 of dividend and interest income on funds awaiting investment. The Trust anticipates that dividend and interest income for the remainder of 1996 will be less than in the first nine months of the year because of the reduced amount of Trust funds earning interest.

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

The pattern of expenses changed from the first nine months of 1995 to the 1996 period as the Trust ended its investing activities and became an operating company. Total expenses decreased 8.4% ($58,000) as the Trust began paying the management fee ($595,000 in the 1996 period and $275,000 in the 1995 period) to the Managing Shareholder and ceased payment of the investment fee ($344,000 in the 1995 period). The other major component of the expenses was administrative and other expenses, which decreased by $30,000 (41.6%) from the 1995 period to the 1996 period. The higher 1995 amount reflected costs of setting up accounting and other systems for the Trust as Projects were acquired.

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

Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states in which the Trust has Projects, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. Other states, such as Massachusetts and New York, are preparing their own initiatives. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the California, Massachusetts and New York authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in states where it does business.

It must be remembered, however, that legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, that affect the Trust.

PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

        A. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

None.

                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


Date:  November 19, 1996      By /s/ Thomas R. Brown
                                Thomas R. Brown
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)