Form 10-K
period 1996-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1997-04-16
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

Commission file number   0-23432

RIDGEWOOD ELECTRIC POWER TRUST III
(Exact Name of Registrant as Specified in Its Charter)

               Delaware                  22-3264565
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o Ridgewood Power Corporation, 947 Linwood Avenue, Ridgewood,
New Jersey 07450
  (Address of Principal Executive Offices)                            (Zip Code)

	Registrant's Telephone Number, including Area Code:  (201) 447-
9000

	Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[   ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 21, 1997 was $39,034,440.

Exhibit Index is located on page_____.

PART I

Item 1.  Business.

Forward-looking statement advisory

This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) -- Trends in the Electric Utility and Independent Power Industries.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

     Ridgewood Electric Power Trust III, the Registrant hereunder (the "Trust"), was organized as a Delaware business trust on December 6, 1993 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on May 31, 1995, at which time it had raised approximately $39.2 million. Net of Offering fees, commissions and expenses, the Offering provided approximately $32.9 million of net funds available for investments in the development and acquisition of Independent Power Projects and associated expenses. The Trust has 764 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in four sets of Independent Power Projects.

     Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust and as such has direct and exclusive discretion in the management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act. See Item 10 - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

     The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended ( the "1940 Act"). On February 14, 1994, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On April 16, 1994, the election and registration became effective.

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: investing in independent power generation.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and in some cases, to provide heat energy or chilled water as well to users.

     Historically, producers of electric power in the United States consisted of regulated utilities and of industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most utility regulatory requirements. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Utilities in past years have done so under long-term power purchase contracts ("Power Contracts") which typically are the crucial determinant of the Qualifying Facility's success.

     The Trust has invested its funds in five Projects:  (i) a
5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project"); (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project"); (iii) a portfolio of 31 cogeneration facilities located in California, New York, Massachusetts, Connecticut and Rhode Island, purchased from Eastern Utilities Associates, Inc. (the "On-site Cogeneration Projects") and (iv) a 12.3 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project").

     As discussed below, the Trust is a "business development company" under the 1940 Act. In accounting for its Projects, it treats each Project as a portfolio investment that is not consolidated with the Trust's accounts. Accordingly, the revenues and expenses of each Project are not reflected in the Trust's financial statements and only cash distributions are included, as revenue, when received. Accordingly, the recognition of revenue from Projects by the Trust is dependent upon the timing of distributions from Projects by the Managing Shareholder. As discussed below at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, distributions from Projects may include both income and capital components.

(2)  The Trust's Investments.

(i)  San Joaquin Project.

     On January 17, 1995, Ridgewood Electric Power Trust III (the "Trust") and RW Central Valley, Inc., a newly formed California corporation which is wholly owned by the Trust ("Central Valley"), acquired 100% of the existing partnership interests of JRW Associates, L.P. ("JRW"), a California limited partnership which owns and operates an approximately 8.53 megawatt electric cogeneration facility located in the City of Atwater, Merced County, California. The partnership interests were purchased from JRW Cogen, Inc. and NorCal Cogen, Inc., two corporations which were affiliates of a privately held company. At the closing, the JRW partnership agreement was amended and restated so that Central Valley became the sole general partner of JRW with a 1% general partnership interest and the Trust became the sole limited partner of JRW with a 99% limited partnership interest. Central Valley and the Trust plan to cause JRW to continue the operations of the Project in substantially the same manner as it has operated in the past.

     The aggregate cash purchase price paid by Central Valley and the Trust for 100% of the JRW partnership interests was $5,300,000. Distributions from the Project to the Trust for 1996 totalled $779,000 (a 14.7% annual return), down from $982,000 in 1995. The decrease was caused by fuel cost increases and by the withholding by Pacific Gas and Electric Company ("PG&E") of approximately $121,000 of capacity payments for what the Trust believes are spurious reasons based upon a disagreement over the interpretation of hours allotted for maintenance under the power purchase agreement with PG&E. The Trust has instituted litigation against PG&E to recover the withheld payments. See
Item 3 -- Litigation.

(ii)  Byron Project.

     Also in January 1995, the Trust caused the formation of Byron Power Partners, L.P., a California limited partnership (the "Partnership") in which RW Byron, Inc., a newly formed California corporation which is wholly owned by the Trust ("Byron") owns a 1% general partner interest and the Trust owns a 99% limited partnership interest. On January 17, 1995, the Partnership acquired through a merger all of the assets and business of Altamont Cogeneration Corporation ("Altamont") a California corporation which owns and operates an approximately 5.7 megawatt electric cogeneration facility located near the city of Byron, Alameda County, California. As a result of the merger, NorCal Altamont, Inc., the parent of Altamont and an affiliate of a privately held company, received a cash payment of $2,269,500 representing the purchase price for the assets and businesses of Altamont acquired by the Partnership. The total purchase price to the Trust was $3,138,000. The Trust has been operating the Project in substantially the same manner as it has operated in the past. Distributions to the Trust from the Byron Project in 1996 were $429,000, up from $335,000 in 1995. The increase reflected reclassification of some maintenance expenses as capital improvements, reductions in maintenance costs because of capital improvements and reductions in operating expenses. The increase was achieved despite the withholding by PG&E of $43,000 in capacity payments for the reasons it did so for the San Joaquin Project.

(iii)  On-site Cogeneration Projects

     In September 1995, the Trust purchased the ownership interests in the On-Site Cogeneration Projects, a portfolio of 35 "inside the fence" cogeneration Projects owned by affiliates of Eastern Utilities Associates, Inc., for an aggregate purchase price of approximately $11.3 million. The On-site Cogeneration Projects use natural gas fired turbines or reciprocating engines to provide electrical energy and/or heat for industrial uses or air conditioning purposes under contracts with a variety of industrial customers. The On-site Cogeneration Projects are located on 31 sites in California (16 sites), Connecticut (five sites), Massachusetts (two sites), New York (seven sites) and Rhode Island (one site). The purchase agreement provided that the acquisition would take place as of September 30, 1995, and accordingly the Trust assumed the benefits and risks of the On-site Cogeneration Projects accruing after that date. Distributions from the On-site Cogeneration Projects began in 1996 and totalled $1,756,000 (a 14.7% annual return).

     The On-Site Cogeneration Projects have been divided for financial reporting purposes into four groups. The Massachusetts Projects include a project located at a textile manufacturer in Fall River, Massachusetts (a 3.5 Megawatt turbine with backup diesel engines) and a project at a housing complex in Worcester, Massachusetts (.25 Megawatts). The Trust is currently discussing contract revisions with the textile manufacturer. The Rhode Island Project is located at a textile manufacturer in Centerdale, Rhode Island and has a rated capacity of 4.2 Megawatts from three natural-gas-fired engines. The host manufacturer has for several years been significantly in arrears in its payments and has continued to make sporadic payments to the Trust. The Project's operations were suspended in October 1996, although the host agreed to continue making payments under the lease agreement and to make up arrears. The Trust and the host are currently negotiating terms for modifications to the existing agreement and a restart of the Project; otherwise, the Trust intends to file suit for payment of the arrears, in which case it is likely the host will disavow the agreement.

     The Coca-Cola Project is located at a bottling plant of Coca-Cola Bottling Company of New York at Elmsford, New York and has a rated capacity of 1.3 Megawatts with a .6 Megawatt standby diesel generator set. The remaining 27 On-site Cogeneration Projects, all of which are natural-gas-fueled, are located in California and New York and had an aggregate rated capacity of
5.5 Megawatts. In 1996, the Trust discontinued operation of and wrote off four small On-Site Cogeneration Projects with a total rated capacity of .24 Megawatts of electricity, which had book values totalling $113,000. The discontinued Projects had produced nominal cash flow or losses.

     The Trust is currently financing the acquisition of two or more small cogeneration facilities in the New York metropolitan area which will be managed by an independent operator. The Trust will have a preferred right to annual distributions equal to 16% of its investment before the independent operator is entitled to any compensation or distribution rights. The total investment is estimated to be less than $200,000.

     In purchasing the On-site Cogeneration Projects, the Managing Shareholder concluded that the costs of engaging third party managers to operate many smaller Projects would significantly reduce total returns to the Trust. The Managing Shareholder, after reviewing the alternatives, elected to create an in-house management capability as a means of limiting costs, acquiring valuable operating and industry knowledge and increasing efficiency. It accordingly organized an affiliate, Ridgewood Power Management Company ("RPMC"). Management responsibility for the On-site Cogeneration Projects was substantially transferred to the Managing Shareholder and RPMC at the end of 1995 and the Managing Shareholder and RPMC are currently operating or supervising operation of all of the Trust's Projects except 12 small On-Site Cogeneration Projects located in New York and Connecticut, which are managed by an independent operator. See Item 10 -- Directors and Executive Officers of the Registrant.

(iv)  Providence Project

     The Trust and Ridgewood Electric Power Trust IV, a similar program organized by the Managing Shareholder ("Ridgewood Power IV"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. The Trust invested $7.1 million in the Project and Ridgewood Power IV supplied the remainder of the $20 million investment in the Project. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs)and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Project is encumbered by $6 million of debt maturing in installments through 2004.

     The Project burns methane gas (the major component of natural gas) generated by the decomposition of garbage in the landfill as fuel for a 12.3 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company with a 23 year term remaining.

     The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency, for a royalty of 15% of net Project revenues (increasing to 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the piping system and other facilities to collect the methane gas from the Landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

     Since the Trust purchased the Project in April 1996, average output from the existing eight engine-generator sets has risen by approximately 33% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996. Recent sales have approached the 12.0 Megawatt maximum under the Power Contract.
In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set have been ordered and should be installed at the Project in April 1997. This will increase Project capacity by approximately 1/8 and permit a more balanced operating rotation of engines. The entire additional capacity will be sold under the existing Power Contract. Distributions from the Project for 1996 to the Trust totalled $562,000 (a 7.9% annual return).

     The Trust currently has approximately $2.9 million of uninvested funds, some of which may be required for maintenance or replacement purposes or working capital. The Trust is actively seeking additional small-scale Projects for investment.

     If the Trust and another program with similar investment objectives have funds available at the same time for investment in the same or similar Projects, and a conflict of interest thus arises as to which program will make the investment, the Managing Shareholder will review the investment portfolio of each program. It will make the investment decision on the basis of such factors, among others, as the effects of the investment on the diversification of each program's portfolio, potential alternative investments, the effects investment by either program would have on the program's risk-return profile, the estimated tax effects of the investment on each program, the amount of funds available and the length of time those funds have been available for investment. If more than one program has funds available for investment and the factors discussed above and other considerations indicate that the Project has approximately equal benefit for each Program, the Managing Shareholder will generally allocate the opportunity to each program in order of its organization date. In that event, the Managing Shareholder will cause the oldest program to commit all of its reasonably available funds to that opportunity; if those funds are insufficient, the remainder of the opportunity will be offered to each successive program with reasonably available funds until the investment opportunity is exhausted. A similar process would be followed for divestiture opportunities or competitive electricity sales.

     An additional conflict could arise where the entities make investments in different forms, which would be the case where one entity's investment took the form of equity and the other's took the form of debt. Although it anticipates that this situation is unlikely to arise, the Managing Shareholder, if practicable,would attempt to resolve any conflict of this type by reference to the terms negotiated by other debt or equity participants in the relevant Project or similar Projects. Although the Managing Shareholder believes these practices may reduce potential conflicts of interest of this type, there can be no assurance that the interests of the entities will not diverge.

(3)  Project Operation.

     Revenue from the San Joaquin, Byron and Providence Projects primarily comes from Power Contracts with the local electric utilities. The pricing provisions of these Power Contracts usually have two components, energy payments and capacity payments. Energy payments are based on a facility's net electric output, with payment rates usually indexed to the fuel costs of the purchasing utility or to general inflation indices. Capacity payments are based on either a facility's net electric output or its available capacity. Capacity payment rates vary over the term of a Power Contract according to various schedules. Until April 1997, approximately 90% of the capacity payment for the Byron and San Joaquin Projects was allocated to the peak demand months of April through October, and accordingly it was most economic to operate the Projects only in those months and to close them for the remainder of the year. In 1997, the California Public Utilities Commission reduced the allocations to the peak months to approximately 78%. This would cause a significant decrease in Project income if six-month operations were continued. Accordingly, effective April 1, 1997, the Byron and San Joaquin Projects will be operated on a year-round schedule. The Trust currently believes that substantially all of the incremental costs of full-year operation will be recovered from the energy payments and that the change will result in a nominal decrease or increase in Project income. However, in order for the thermal user of the San Joaquin Project to use heat provided by the Project year-round, it must make approximately $400,000 of improvements. The Trust has noted that the additional heat has substantial economic value to the user and has offered to finance the improvements itself, with repayment to be made through a reduction in land lease payments by the Trust to the user.

     The Power Contracts permit the purchasing utility to dispatch the facility (i.e., direct it to deliver a reduced level of electric output) in certain circumstances. In such cases, payments under the Power Contract are structured so that, even when dispatching occurs, the facility continues to receive capacity payments (which are intended to cover fixed costs and which often provide substantially all of the facility's profits, if any) while it receives reduced energy payments (which primarily cover the variable operating, maintenance and fuel costs associated with operating the facility at lower or higher levels).

     The On-site Cogeneration Projects are "inside-the-fence" cogeneration facilities that are located on the sites of host businesses or organizations and that sell both their electrical output and their heat output to their hosts. The long-term contracts with the hosts generally provide that the Trust is compensated on a "shared savings" basis, under which the net cost of the output is compared to the cost of purchasing the energy from utility suppliers under a predetermined formula and the Trust is paid a percentage of the computed savings. The Trust's return is thus linked to the reliability and efficiency of its operations as well as the cost of alternate sources. The On-Site Cogeneration Project located in Rhode Island is leased to the host and the Trust supplies operating and maintenance support on a contract basis.

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Trust, through the Managing Shareholder, operates most of its Projects, and Project operating costs have been wholly borne by the Trust as operating expenses and have not been borne by the Managing Shareholder. Based on its experience with the Trust's Projects and its experience managing other similar investment programs, the Managing Shareholder believes that contracting with third persons for the management of operating Projects in many cases is not in the best interests of the Trust because of the fragmentation of responsibility, the need for extensive oversight of the managers, the loss in some cases of economies of scale, the difficulty in some areas of obtaining qualified managers and the generally high cost of management contracts. These factors would be particularly burdensome in the case of the On-site Cogeneration Projects, many of which are small and located at multiple sites. Further, the use of third persons to manage Projects deprives the Trust and other programs of management experience and hands-on knowledge that otherwise would be acquired by the Managing Shareholder or Affiliates.

     The Managing Shareholder accordingly has organized RPMC to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of all of its Projects, other than 12 small On-site Cogeneration Projects located in New York and Connecticut, to RPMC. See Item 10 -- Directors and Executive Officers of the Registrant and Item 13 -- Certain Relationships and Related Transactions for further information regarding the Operation Agreement and RPMC and for the cost reimbursements received by RPMC.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid or, in the On-site Cogeneration Projects, by direct connections.

     The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning. The impact of fluctuations in the demand or supply of electrical or thermal products generated upon the revenues of any particular Project is usually dependent on the terms of the Power Contract pursuant to which the energy is purchased: under the shared savings contracts, changes in demand directly and proportionately affect the Trust's revenues.

     Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain their status as a Qualifying Facility under PURPA, it is imperative that each cogeneration Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. Therefore, since the Byron and San Joaquin cogeneration Projects have only two customers (the electric energy purchaser and the thermal products purchaser), and because it may be impractical to obtain replacement purchasers of either the electrical or thermal output, loss of either of these customers will likely have a material adverse effect on the Project. The On-Site Cogeneration Projects sell all of their output to a single customer and termination of those contracts would end all revenue from those Projects, unless the engines and other equipment could be economically moved to and installed on a new host's site. The Providence Project burns methane gas generated by the decomposition of garbage, which causes that Project to be a "small power production facility" under PURPA. This allows it to be a Qualifying Facility without the need to sell thermal energy or to meet efficiency standards.

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of any Project. Generally, working capital requirements are not a significant item in the independent power industry. The cost of maintaining adequate supplies of fuel sources is usually the most significant factor in determining working capital needs.

     Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. See Item 7 -- Management's Discussion and Analysis of Results of Operation for additional information regarding the effects of natural gas price increases on certain Projects owned by the Trust. Such fluctuations may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing.

     In general, cogeneration, due to its higher efficiency, tends to be relatively more profitable as energy costs (including natural gas) increase and relatively less profitable as such costs decrease. Projects which use natural gas as a fuel source bear the risk of gas price fluctuations adversely affecting their economics.

     In order to commence operations, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations.

     Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Trust believes that those costs as imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and that it accordingly has adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6) -- Business -- Narrative Description of Business -- Regulatory Matters.

(4) Trends in the Electric Utility and Independent Power
Industries

     As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring. In accordance with industry usage, sales of electricity by generators to utilities or other marketers of electricity are referred to as "wholesale" transactions and sales by generators, utilities or others to end users of electricity are referred to as "retail" transactions.

Continued Deregulation of the Generating Market.

     The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") encourages electric utilities to expand their wholesale generating capacity by removing some, but not all, of the limitations on their ownership of new generating facilities that qualify as "exempt wholesale generators" and on their ability to participate in Independent Power Projects. See Item 1(c)(6)(ii) -- Energy Regulation -- the 1992 Energy Act. Many state electric utility regulators are considering plans to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. As a result, Independent Power Projects in the future will face competition not only from other Independent Power Projects seeking to sell electricity on a wholesale basis but also from exempt wholesale generators, electric utilities with excess capacity and independent generators spun off or otherwise separated from their parent utilities. Large-scale Projects that can sell large amounts of electricity or that have excellent reliability records or favorable locations may have competitive advantages over small-scale Projects (such as the Trust's), Projects that cannot commit to deliver power on a firm commitment basis or Projects that are located in electricity surplus areas with insufficient transmission capacity.

Wholesale-level Access to Transmission Capacity.

     Without access to transmission capacity, an Independent Power Project or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). The most important changes occurring in the electric power industry are the efforts of FERC to compel utilities and power pools to provide nationwide access to transmission facilities to all wholesale power generators. When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and Independent Power Projects.

     The 1992 Energy Act empowered FERC to require electric utilities and power pools to transmit electric power generated by other wholesale generators to wholesale customers. This process is referred to as "wheeling" the electric power. Essentially, the generator contributes power to a utility or power pool and is credited with that contribution, and the utility or power pool serving the wholesale customer makes available that amount of electric power to the customer and debits the generator.
Wheeling is effected between power pools on a similar basis.

     FERC initially dealt with wheeling requests on a case-by-case basis as constrained by provisions of the 1992 Energy Act that require all costs of the transmitting utility to be recovered in the transmission charge and that prohibit wholesale competitors from wheeling power to customers of an electric utility under generating contracts or tariffs. On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed. These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Initial trade estimates are that up to 6% of the entire U.S. market for wholesale power would be available to Independent Power Projects and other wholesale generators under the proposal.

     Numerous regulatory issues must be addressed under this proposal of which one of the most contentious is the treatment of utility so-called "stranded costs." Utilities that own generating plants with relatively high costs of production would be under severe competitive and regulatory pressure to purchase cheaper wholesale electricity, but in that event the utilities would not receive sufficient revenue to meet debt service requirements or other capital costs (the stranded costs) relating to the high-cost plants. This might significantly impair utility cash flows and some utilities might be at risk of insolvency in that event. The FERC order would require some mitigation efforts on the utility's part, but primarily would require wholesale customers who acquire electricity from a new supplier to compensate their former utility supplier for revenue lost. This might require a customer who changes suppliers to pay a substantial additional fee to the prior utility supplier, thus inhibiting changes of supplier.

     The order takes no action to modify existing power purchase contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. The Trust has developed its business plan in anticipation of the order and will pursue its investment program to take advantage of opportunities as they arise in the changing industry. The Trust is unable to predict the consequences of the order on its eventual operations or on the independent power industry.

     State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations.

     In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in the U.S., and more may be offered if sufficient transmission capacity can be approved and built. These agreements may also afford access to those countries' markets in the future for Independent Power Projects. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

Conservation Initiatives.

     In recent years many state regulators, at the urging of citizens' groups and as contemplated by the 1992 Energy Act, have required electric utilities to engage in least cost utility planning, demand side management and other conservation programs. These programs have the common effect of encouraging utilities to look to conservation of electricity and the more efficient use of existing capacity as means of meeting new demand, as well as to purchases from Independent Power Projects or wholesale generators and to building more generation capacity. There are also reports that utilities are reducing their reserve capacity levels to minimums and are more aggressively controlling dispatch of power as a means of minimizing new power purchases.

Proposals to Modify PURPA and Existing Power Contracts.

     The independent power industry remains a creature of PURPA in most respects. The prospects of increased competition to supply electricity, availability of wheeling of wholesale power, supply alternatives through the conservation initiative described above and reduced rates of increase in electricity demand have caused many electric utilities to advocate repeal or modification of PURPA and changes to existing long-term Power Contracts with Independent Power Projects. These utilities have alleged that PURPA requires them to purchase electricity at higher prices than they could acquire new capacity themselves and that existing Power Contracts, signed when utilities anticipated much higher fuel and capital costs and higher demand, provide for prices substantially above current wholesale prices. The independent power industry has pointed out that PURPA does not require utilities to purchase new supplies from Independent Power Projects at rates above alternative sources' prices (although a few state regulators have imposed such requirements from time to time) and that existing long-term Power Contracts were generally entered into on the basis of good faith estimates by the utilities of future conditions with the expectation that sponsors would rely upon them.

     To date, FERC has rejected proposals to modify existing Power Contracts (except for contracts entered into under state regulations mandating payment of prices greater than utility avoided costs at the time the contracts were executed), and FERC's rulemaking proposals are expressly based on the principle that existing Power Contracts that comply with current law should not be modified by FERC. Although proposals have been introduced in Congress to amend or repeal PURPA, no such proposal has yet been reported. However, there can be no assurance that FERC or the Congress will not take action to reduce or eliminate the benefits or PURPA for Independent Power Projects or that they would not take action purporting to change or cancel existing Power Contracts or that they would not take action making compliance with those contracts economically or practically infeasible. If any such action were to be taken, the value of existing Independent Power Projects might be significantly impaired or even eliminated. If such action were to be proposed with any significant prospect of adoption, the consequent uncertainty might have similar effects.

     In a related phenomenon, some electric utilities that are parties to long-term Power Contracts with rates substantially above current replacement costs have entered into buy-out arrangements with the owners of those Independent Power Projects. Under these agreements, the Power Contracts are terminated in exchange for a payment by the utility to the Project. Typically, these arrangements have been limited to Independent Power Projects with high costs of production or other factors that have impaired their profitability, even with a firm Power Contract. The Trust does not anticipate investing in Projects with the expectation of soliciting or receiving a buy-out arrangement, but it will consider potential arrangements if conditions warrant.

     In the absence of desired regulatory or legislative changes, many utilities have aggressively taken action to abrogate existing Power Contracts by alleging default by the generator or Project deficiencies. Virginia Electric and Power Company attempted to do so for a Project owned by another business trust sponsored by the Managing Shareholder, alleging immaterial, technical violations of the Power Contract. A federal district court held that the utility did not have the right to terminate the Power Contract on those grounds. While the case was on appeal, that trust accepted an offer from the utility to settle the case by paying $3.75 million to the Trust in exchange for the cancellation of the Power Contract. The settlement was concluded
on January 17, 1997.   The case had no material effect on this
Trust or its business.

Retail-level Competition

     An even more radical prospect for the electric power industry is retail-level competition, in which generators would be allowed to sell directly to customers by using (and paying a fee for) the local utility's distribution facilities. Retail-level competition presupposes the ability to wheel power in the appropriate amounts at economic costs from the generating Project to the electric utility whose wires link to the retail customer (typically a large industrial, commercial or governmental unit) and the ability to use the local utility's facilities to deliver the electricity to the customer. In addition to the business and regulatory issues arising from wholesale wheeling, retail-level competition raises fundamental concerns as to the ability of utilities to recover stranded costs at the generating and distribution levels, the possibility that smaller customers will have less ability to demand pricing concessions, incentives for governmental agencies to act as intermediaries for consumers and the functions of state-level regulatory agencies in a price-competitive environment which may be inconsistent with their traditional price-setting and service-prescribing roles.

     Many states are experimenting with retail wheeling, including New Hampshire, whose three-year pilot program would allow up to 3% of state peak loads to be subject to retail competition, and Michigan, which is proposing to allow incremental growth in load demand to be supplied competitively. The New Hampshire program may be abrogated, because it proposes to split the burden of utility stranded costs between ratepayers and the utilities in opposition to FERC's position that utilities should not bear those costs. Many larger states, including California, New York, Massachusetts, Pennsylvania and Florida among others, are implementing large scale movements toward various forms of retail deregulation. It appears that most states will do so by the year 2000. These proposals are currently the subject of intensive debate and restructuring, and any such proposal is likely to undergo judicial review. Regulators and industry participants currently have extreme uncertainty as to whether and how far retail-level competition will be authorized, the treatment of stranded costs, the extent to which FERC's actions in the wholesale market will practically compel retail-level competition and the effects of any change.
As of the date of this Annual Report, however, no state authority has proposed or implemented any plan that would abrogate or impair existing long-term Power Contracts with Independent Power Projects. Instead, to the extent that long-term Power Contracts have rates above current avoided costs, the excess is being treated by most states as a form of stranded cost. Many states are providing that all or most of the stranded costs will be borne by ratepayers rather than Independent Power Projects or utilities. Typically, the state will require customers who change electricity suppliers to make payments to a fund used to reimburse utilities in part for the burden of stranded costs. Although this may lessen pressures on utilities to contest long-term Power Contracts, it may deter retail customers from switching to independent power suppliers.

Initial Effects of Trends

     Although, as mentioned above, it is impractical to predict all the consequences of the rapidly evolving trends in the electric power industry, certain patterns are beginning to emerge. First, as noted before, investment in new Independent Power Projects and in new utility generating capacity in the United States has substantially decelerated since 1993, as the larger participants in the development process (including developers, utilities, lenders and equipment suppliers) reassess their positions. Indeed, many of the largest participants have announced their intentions to concentrate their resources in developing countries in Europe and Asia. Similarly, lenders are more reluctant currently to extend large amounts of non-recourse financing for development of Projects and are insisting on larger equity investments by owners of Projects. The Trust believes that because it is focused on the independent power industry without competing business interests and because it seeks to make substantial equity investments in Projects, it has the ability to invest in attractive smaller Projects under these conditions.

     In response to the current perceived slowing of electricity demand growth, the prospect of wholesale competition and the relatively higher prices currently payable under some long-term Power Contracts, many electric utilities have refrained from entering into new, long-term Power Contracts with Independent Power Projects and have instead proposed to purchase electricity from Qualifying Facilities or other generators under short-term contracts. Competitive bidding by utilities, governmental units and in states where permitted, large industrial and commercial users for electricity supplies is becoming common. In 1995 and 1996, these competitive solicitations typically attracted large numbers of bids at prices substantially below prior utility prices. Although these solicitations cover a minuscule part of the wholesale market, they indicate that there is currently intense competition to sell new capacity from Independent Power Projects. Certain state regulators, in response to these conditions, have proposed or approved auctions to generating businesses of the rights to supply utilities. In response to these developments, the Trust currently seeks to purchase Projects with existing long-term Power Contracts so as to minimize exposure to volatile short-term markets. There is no assurance that it will be able to acquire those Projects or to do so on favorable terms.

     As a consequence of these trends and industry participants' reactions to them, many observers, including utilities, believe that there are temporary, regional surpluses of electric generating capacity. For example, in the spring of 1995, the California public utilities commission projected that the state's three largest utilities would not need additional generating capacity until 2004, and that there was a current small surplus of capacity. It should be noted, however, that the projections also foresaw a rapid increase of demand for capacity in the ten years following 2004. Similarly, on a nationwide level a 1997 estimate forecasted that 71,000 Megawatts of capacity is currently provided by fossil-fuel power plants that are over 30 years old and are approaching the ends of their expected useful lives, that most nuclear power plants are facing relicensing proceedings that normally require extensive reconstruction, and that up to 10% of all U.S. generating capacity may be up for replacement in the next 15 years. Accordingly, one of the most important and difficult questions for determination is whether the current reluctance to finance and build additional generating capacity will lead to capacity shortages on a regional or national basis in the next ten years. Further, as the supply market becomes more fragmented and short-term, regulators and customers are beginning to raise concerns as to the dependability of supply.

     Another consequence of the current industry reluctance to commit to long-term increases in capacity and the perceived existence of regional surplus capacity is a short-term orientation on the part of many industry participants. Recently, many companies, including affiliates of fuel suppliers and utilities, have applied to FERC to act as electric power marketers, because they anticipate that if wholesale wheeling becomes significant there will be strong demand for brokers or market makers in electric power. It is uncertain whether power marketers will become significant factors in the electric power market. A related development is the creation of derivative contracts for hedging of and speculation in electricity supplies. A few developers and utilities are also considering the construction of "merchant power plants," which would be built without firm Power Contracts in hopes of marketing their output on the anticipated short-term, competitive wholesale or retail markets.

     With these conditions in mind, many observers see two primary strategies for Independent Power Projects to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well so long as regulatory or
legislative actions do not abrogate the contracts.    Second,
Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the competitive market. The Trust intends to focus on both possibilities and to maintain a focus on medium-to-long-term results. It also will consider Projects selling power to retail users rather than utilities.

     Finally, there have been industry-wide moves toward consolidation of participants and divestiture of Projects. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic. A number of large natural gas utilities have also acquired or are considering acquiring electric utilities. Industry observers have attributed this to the more entrepreneurial character of the gas industry, which has already been deregulated, and to the fact that natural gas is currently a preferred fuel for generating plants, which may encourage the combination of the fuel suppliers with fuel users to assure supply and reduce uncertainties. These consolidations and acquisitions tend to create additional competitive pressures in the electric power industry; however, this trend is also encouraging the divestiture of smaller Projects or Projects that are deemed less central to the operations of large, consolidated businesses. This may make attractive Projects available for investment by the Trust but may also tend to depress the resale value of the Trust's projects.

     The Byron, San Joaquin and Providence Projects have long-term Power Contracts and the Trust intends to continue sales to the local utilities under those contracts, with no current plans to seek other customers. In the event that the Power Contracts were terminated for any reason, the Trust might seek to sell electricity to other customers, but its ability to do so profitably cannot be assured.

     The On-site Cogeneration Projects have output contracts with their hosts that expire at various times from 1998 to 2005. The Trust is reviewing each contract with a view towards renegotiating or terminating it as the contract comes up for renewal, or in some cases in advance of the renewal date. The profitability of each contract to the Trust and the benefits to the host depend upon the price of competing utility service and the efficient operation of the Project. Accordingly, these contracts are sensitive to outside market conditions.

5.  Competition

     There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating Independent Power Projects. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of Independent Power Projects. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

     The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, may be far better capitalized than the Trust.

     Competition to market its energy products is generally not a factor in the current operations of the Trust since the major Projects in which it invests and proposes to invest have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its energy products if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser due to bankruptcy or insolvency of the purchaser or because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; loss of a cogeneration facility's status as a Qualifying Facility due to failure to meet minimum steam output requirements; or other reasons. It is impossible at this time to estimate the level of marketing competition that the Trust would face in any such event.

6.  Regulatory Matters.

     Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. Since the Trust operates as a "business development company" under the 1940 Act, it is also subject to provisions of that act pertaining to such companies.

(i)  Energy Regulation.

(A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. Qualifying Facilities under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership. Recent federal legislation has eliminated the maximum size requirement for solar, wind, waste and geothermal small power production facilities (but not for hydroelectric or biomass) for a fixed period of time.

     In addition, PURPA requires electric utilities to purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and to sell back up power to Qualifying Facilities on a non discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, PURPA helped to create a regulatory environment in which it has become more common for such contracts to be negotiated until recent years.

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The seller of the On-site Cogeneration Projects has warranted that each On-site Cogeneration Project is a Qualifying Facility and the Trust currently believes that all or substantially all of those Projects are Qualifying Facilities. The Trust currently believes that each of its other Projects is a Qualifying Facility. Maintaining the Qualified Facility status of a Project is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational requirements of PURPA, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project. The Trust endeavors to comply with these requirements, but there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. In California, the state regulator has authorized a comprehensive monitoring system under which electric utilities continuously meter a Project's performance. Many California utilities, including PG&E, the utility that purchases the electric output from the Byron and San Joaquin Projects, aggressively use this data to press for termination of Qualifying Facility status, and there is an ongoing risk that the utility will assert that the Projects do not qualify for any given year. The Trust believes that those Projects have qualified and will qualify.

(B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the act may result in increased competition in the sale of electricity.

     The 1992 Energy Act created the "exempt wholesale generator" category for entities certified by FERC as being exclusively engaged in owning and operating electric generation facilities producing electricity for resale. Exempt wholesale generators remain subject to FERC regulation in all areas, including rates, as well as state utility regulation, but electric utilities that otherwise would be precluded by the Holding Company Act from owning interests in exempt wholesale generators may do so.
Exempt wholesale generators, however, may not sell electricity to affiliated electric utilities without express state approval that addresses issues of fairness to consumers and utilities and of reliability.

(C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

     Companies whose facilities are subject to regulation by FERC under the FPA because they do not meet the requirements of PURPA may be limited in negotiations with power purchasers. However, since such projects would not be bound by PURPA's heat energy use requirement for cogeneration facilities, they may have greater latitude in site selection and facility size. If any of the Trust's electric power Projects failed to be a Qualifying Facility, it would have to comply with the FPA.

(D) Fuel Use Act. Projects may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal capable within the meaning of the Fuel Use Act. The Trust believes that each of its Projects subject to the Act is coal capable and thus qualifies for exemption from the Fuel Use Act.

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and organizational, accounting, financial and other corporate matters could be regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state. Certain states, including Rhode Island, also restrict the ownership of inside-the-fence Projects by persons other than the host, thus requiring the use of a lease structure or other arrangements.

(ii)  Environmental Regulation.

     The construction and operation of Independent Power Projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed.

     The market price of an allowance cannot be predicted with certainty at this time and there is no assurance that a market for such allowances will develop. Projects fueled by natural gas are not expected to be materially burdened by the acid rain provisions of the Clean Air Act Amendments.

     The Clean Air Act Amendments empower states to impose annual operating permit fees of at least $25 per ton of regulated pollutants emitted up to $100,000 per pollutant. To date, no state in which the Trust operates has done so. If a state were to do so, such fees might have a material effect on the Trust's costs of generation, in light of the relatively small size of the Trust's facilities as opposed to large utility generation plants that might benefit from the cap on fees.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have not developed expertise and experience in obtaining necessary licenses, permits and approvals, which will be the responsibility of each Project's managers and Project Sponsors. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it or by Project Sponsors to assist in evaluating the status of Projects regarding such matters.

(iii)  The 1940 Act

     Since its Shares are registered under the 1934 Act, the Trust is required to file with the Commission certain periodic reports (such as Forms 10-K (annual report), 10-Q (quarterly report) and 8-K (current reports of significant events) and to be subject to the proxy rules and other regulatory requirements of that act that are applicable to the Trust. The Trust has no intention to and will not permit the creation of any form of a trading market in the Shares in connection with this registration.

     On February 14, 1994, the Trust notified the Securities and Exchange Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On April 16, 1994, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The board of the Trust is comprised of the Managing Shareholder and two individuals, Ralph O. Hellmold and Jonathan C. Kaledin, who also serve as independent trustees of the Trust and who serve as independent trustees of Ridgewood Electric Power II, and are independent panel members of Ridgewood Electric Power Trust V, each of which is a similar investment program organized by the Managing Shareholder,, but who are not otherwise affiliated with the Trust, the Managing Shareholder or any of their affiliates. See Item 10 -- Directors and Executive Officers of the Registrant.

     Under the 1940 Act, Commission approval is required for certain transactions involving certain closely affiliated persons of business development companies, including many transactions with the Managing Shareholder and the other investment programs sponsored by the Managing Shareholder. There can be no assurance that such approval, if required, would be obtained. In addition, a business development company may not change the nature of its business so as to cease to be, or to withdraw its election as, a business development company unless authorized to do so by at least a majority vote of its outstanding voting securities.

     The 1940 Act restricts the kind of investments a business development company may make. A business development company may not acquire any asset other than a "Qualifying Asset" unless, at the time the acquisition is made, Qualifying Assets comprise at least 70% of the company's total assets by value. The principal categories of Qualifying Assets that are relevant to the Trust's activities are:

(A) Securities issued by "eligible portfolio companies" that are purchased by the Trust from the issuer in a transaction not involving any public offering (i.e., private placements of securities). An "eligible portfolio company" (1) must be organized under the laws of the United States or a state and have its principal place of business in the United States; (2) may not be an investment company other than a small business investment company licensed by the Small Business Administration and wholly-owned by the Trust and (3) may not have issued any class of securities that may be used to obtain margin credit from a broker or dealer in securities. The last requirement essentially excludes all issuers that have securities listed on an exchange or quoted on the National Association of Securities Dealers, Inc.'s national market system, along with other companies designated by the Federal Reserve Board. Except for temporary investments of the Trust's available funds, substantially all of the Trust's investments are expected to be Qualifying Assets under this provision.

(B) Securities received in exchange for or distributed on or with respect to securities described in paragraph (A) above, or on the exercise of options, warrants or rights relating to those securities.

(C) Cash, cash items, U.S. Government securities or high quality debt securities maturing not more than one year after the date of investment.

     A business development company must make available "significant managerial assistance" to the issuers of Qualifying Assets described in paragraphs (A) and (B) above, which may include without limitation arrangements by which the business development company (through its directors, officers or employees) offers to provide (and, if accepted, provides) significant guidance and counsel concerning the issuer's management, operation or business objectives and policies.

     A business development company also must be organized under the laws of the United States or a state, have its principal place of business in the United States and have as its purpose the making of investments in Qualifying Assets described in paragraph (A) above.

     The Managing Shareholder believes that it may no longer be necessary for the Trust to continue its status as a business development company, because of the Managing Shareholder's active involvement in operating Projects through the Trust and other investment programs. Although the Managing Shareholder believes it would be beneficial to the Trust to end the election and reduce costs of legal compliance that do not contribute to income, the process of withdrawing the business development company election requires a proxy solicitation and a special vote of investors, which is also costly. Accordingly, the Managing Shareholder does not intend at this time to request the Investors' consent to withdrawing the business development company election. Any change in the Trust's status will be effected only with the Investors' consent.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

     The Trust has invested in Projects located in California, Connecticut, Massachusetts, New York and Rhode Island and has no foreign operations.

(e)  Employees.

     The employees of the Byron and San Joaquin Projects have been transferred to RPMC and accordingly the Trust has no employees. The persons described below at Item 10. Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Trust and the Managing Shareholder (described at Item 10(c)), the Managing Shareholder provides the Trust with office space at the Managing Shareholder's principal office at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships in which the Trust has an interest. The On-site Cogeneration Projects are located on the hosts' sites and generally do not occupy material amounts of space. All of the Projects are described in further detail at Item 1(c)(2).

Approximate
                                                       Square
                     Ownership  Ground   Approximate  Footage of   Description
                      Interests  Lease      Acreage    Project (Actual    of
Project      Location  in Land  Expiration   of Land  or Projected)    Project

Byron         Byron,      Leased    2021         2      28,000      Gas-fired
            California                                            cogeneration
                                                                     facility
San Joaquin  Atwater,     Leased    2021         1      25,000       Gas-fired
            California                                            cogeneration
                                                                     facility
On-Site      31 sites     Leased   various       n/a       n/a     Inside-the-
Cogeneration   in CA,       or                                          fence,
              CT, MA,     licensed                                   gas-fired
             NY and RI                                              or diesel-
                                                                       fueled
                                                                 cogeneration
                                                                  engines and
                                                                    generators
Providence   Providence,  Leased    2020         4      10,000       Landfill
            Rhode Island                                             gas-fired
                                                                    generation
                                                                      facility

Item 3.  Legal Proceedings.

     There are no legal proceedings involving the Trust. The Trust's subsidiaries that own the San Joaquin and Byron Projects filed suit in the Superior Court of California, City and County of San Francisco, in February 1997 against PG&E, alleging breach of the Power Contracts by PG&E's withholding a total of approximately $164,000 as noted above. PG&E has answered the complaint and has counterclaimed for all payments made to those Projects.

     The Trust's subsidiaries that own the On-site Cogeneration Projects brought an arbitration proceeding in the amount of $4.1 million against the seller, a subsidiary of Eastern Utilities Associates, Inc., before the American Arbitration Association in Boston, Massachusetts in December 1996, alleging breaches of representations and warranties made by the seller in the agreements of sale. The seller has counterclaimed for approximately $550,000 that it alleges it was owed for management services during October, November and December 1995. The parties are in the process of naming arbitrators.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1995.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

(a)  Market Information.

     The Trust sold 391.8444 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares which closed on May 31, 1995. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares and the Trust has no intention to make any public offering of Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when the Investor Shares are held by persons in a control relationship with the Trust. Investors wishing to transfer Shares should also consider the applicability of state securities laws. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

(b)  Holders

     As of the date of this Form 10-K, there are 764 record holders of Investor Shares.

(c)  Dividends

     The Trust made no distributions for the year 1994 and made distributions as follows in the years 1995 and 1996:

                             Year ended                Year ended
                           December 31, 1996    December 31, 1995
Total distributions
 to Investors                $3,694,661               $2,310,158
Distributions per
 Investor Share                   9,429                    5,896
Distributions to
 Managing Shareholder           $37,312                   17,522

     Distributions are made on a monthly basis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. Subject to the other factors described in this Annual Report on Form 10-K, the Trust's goal is to provide Investors with annual distributions of net cash flow, as defined in the Declaration of Trust, of 14% of their Capital Contributions to the Trust. Because the Trust's objective is to distribute net cash flow, a substantial portion of many distributions will include cash flow that represents depreciation and amortization charges against assets at the Project level. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects are considered to be revenue to the Trust for accounting purposes. Occasionally, distributions may also include cash released from operating or debt service reserves, Trust-level depreciation or amortization, or other non-cash charges against earnings. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information      As of and          As of and          As of and
 Schedule                      for the            for the            for the
Selected Financial Data      Year Ended         Year Ended       Period Ended
                             December 31,      December 31,       December 31,
                                1996              1995               1994
Total Fund Information:
Net revenue from
 operating projects          $3,525,613         $1,317,287                 $0
Net income (loss)             2,541,686          1,440,550           (213,299)
Net assets (shareholders'
 equity)                     31,388,939         32,579,226         18,671,356
Investments in project
 development and power
 generation limited
 partnerships                28,050,750         20,884,493                  0
Total assets                 31,430,075         32,651,668         18,405,145
Per Investor Share:
  Revenues                       $9,630             $6,066             $1,178
  Expenses                        3,143              2,389              2,144
  Net income (loss)               6,486              3,676               (966)
  Net asset value                80,106             83,143             84,598
Distributions to Investors        9,429              5,896                  0


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented elsewhere herein.

Results of Operations.

     Income of the Trust from Projects was as follows:


Project                              1996                   1995
Byron                            $428,540               $335,211
San Joaquin                       779,409                982,076
On-site Cogeneration (total)    1,756,410                      0
    Massachusetts                 660,201                      0
    Rhode Island                  572,970                      0
    Coca-Cola                     160,940                      0
    Others                        362,299                      0
Providence                        562,427*                     0

*  April 16-December 31, 1996.

     12 months ended December 31, 1996 versus 12 months ended
December 31, 1995.

     Net income for 1996 was $2,542,000, a $1,101,000 increase
(76.4%) from the 1995 net income of $1,441,000. Revenues increased $1,042,000 to $3,773,000 (38.2%), while Trust-level expenses rose to $1,232,000 in 1996 from $936,000 in the prior year, a $295,000 (31.5%) increase.

     With the On-site Cogeneration Projects and the Providence Project making their first distributions to the Trust in 1996, income from power generation projects increased by 167.6% ($2,208,000) to $3,526,000, and concurrently, as funds were invested in Projects, interest and dividend income decreased to $248,000 in 1996 from $1,060,000 in 1995, an $812,000 (76.6%)
decrease. Distributions from the On-site Cogeneration Projects were substantially below expectations (a 14.1% annual return in 1996), resulting from poor maintenance and operation and in some cases a pattern of overbilling under prior ownership. These Projects also suffered temporarily in late 1996 from sharp increases in natural gas prices. Most of these Projects are "shared savings" projects under which the Projects' billings are computed with reference to utilities' retail electricity and gas rates. Because utility rates to retail customers in many cases did not rise as fast as the gas prices paid by the Projects, margins were severely impacted in 1996. The high natural gas prices began to abate in February 1997 and the Trust is taking action to obtain longer-term gas supplies (where its customers will cooperate) to reduce exposure to gas price fluctuations.

     Distributions from the Providence Project were low (an 11.1% annualized return) but within expectations. At the time the Project was purchased its profitability was low and the Trust planned to make significant investments and changes to operations to increase the Project's efficiency and profitability. As discussed above, output has increased by an average of 33% in the 8 1/2 months of ownership by the Trust.

     Trust-level expenses increased by 31.5% from 1995 to 1996, but the nature of those expenses changed significantly as the Trust ended the major portion of its investment program. The investment fee, which is charged in the year capital contributions are made and which is paid to the Managing Shareholder to compensate it for investment advice and evaluation, was $344,000 in 1995 but was not charged in 1996, reflecting the conclusion of the offering of Investor Shares in 1995. The management fee, which is charged on the basis of the Trust's net assets, increased from $482,000 in 1995 to $794,000 in 1996, a $312,000 (64.6%) increase. The management fee is expected to remain at that level.

     The investment process caused significant increases in due diligence and project investigation expenses payable to third parties, which increased to $258,000 in 1996 from $8,000 in 1995. These expenses are not expected to recur at those levels. The Trust also incurred writeoffs of $113,000 for the four small discontinued On-site Cogeneration Projects.

     Other Trust-level operating expenses included accounting and legal fees, which decreased $42,000 (46.4%) from $90,000 in 1995 to $48,000 in 1996, as the start-up period ended, and other expenses, which rose from $12,000 to $18,000 (50.5%).

     12 months ended December 31, 1995 versus period ended
December 31, 1994.

     Net income for calendar 1995 was $1,440,550 as compared to a net loss of $231,299 for 1994 (January 3, 1994 through December 31, 1994). The 1995 results reflect the ending of the Trust's offering of Investor Shares and the beginning of operations. Revenues increased by 814.5% from 1994, as two Projects were acquired and began to distribute cash flow to the Trust, and interest revenue increased because of the larger amount of offering proceeds received and awaiting investment.

     Expenses increased by 97.9% to $936,000; however, $344,000 of this amount reflects payment of the investment fee on sales of Investor Shares made during 1995. This fee will not recur. The remainder of the increase is attributable to the annual management fee paid for the first time in 1995 to the Managing Shareholder, and to increases in accounting and legal expenses as a consequence of beginning operations.

     Trends affecting the independent power industry generally are described at Item 1 -- Business.

Liquidity and Capital Resources.

     The Trust currently intends to apply up to $400,000 of its $2.9 million of uninvested funds to modifications to the host's facilities at the San Joaquin Project to allow year-round operation. It anticipates that demands in 1997 for maintenance and improvement funds and working capital over and above cash flow generated by the Projects will not be significant. Therefore, the Trust will attempt to invest the remaining funds in a small-scale Project or Projects, such as the small cogeneration Projects described above at Item 1(c)(2) -- Business -- Narrative Description of Business -- The Trust's Investments.

     The Trust anticipates that its cash flow during 1997 and unexpended offering proceeds will be adequate to fund its obligations. In the event that there is an unanticipated need for working capital or for repairs or replacement of equipment, the Managing Shareholder has also obtained a credit line of $500,000 from a bank, which it intends to make available for those purposes to the Trust or other programs the Managing Shareholder is sponsoring. The Managing Shareholder will not impose charges for use of that line in excess of those charged to it by the bank.

Trends affecting Results of Operations.

     In addition to the industry trends discussed above at Item 1(c)(4) -- Business --Trends in the Electric Utility and Independent Power Industries as described above, several of the Trust's Projects are experiencing significant pressures on their profitability and operations. Recent increases in natural gas prices during the winter months of 1996 and early 1997 impaired profitability at certain of the On-Site Cogeneration Projects, although prices began to fall toward prior levels in February 1997. As the Byron and San Joaquin Projects move to 12 month operation, they will become exposed to wintertime fluctuations in gas prices. The Managing Shareholder is considering entering into long-term gas supply arrangements to reduce exposure to the gas price fluctuations, but the relatively small size of the Projects as customers may limit its ability to do so. The Providence Project, which burns landfill gas, has no exposure to gas price fluctuations.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements


     Report of Independent Accountants                       F-2
      Statement of Operations for Years
      ended December 31, 1996 and
      1995 and Period from Commencement of
      Share Offering (January 4, 1994)
      through December 31, 1994                              F-3
     Balance Sheet at December 31, 1996 and 1995             F-4
     Statement of Changes in Shareholders'
      Equity for Years ended
      December 31, 1996 and 1995 and
      Period from Commencement of Share
      Offering through December 31, 1994                     F-5
     Statement of Cash Flows for Years
      ended December 31, 1996 and 1995
      and Period from Commencement of Share
      Offering through December 31, 1995                F-6 -F-7
     Notes to Financial Statements                    F-8 to F-13

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles and Securities and Exchange Commission positions applicable to business investment companies, which require the Trust's investments in Projects to be presented on the cash method, rather than on the equity method.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, Price Waterhouse LLP, have been engaged by the Trust.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power Corporation has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Energy Holding Corporation, a Delaware corporation incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     The Managing Shareholder was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV") and Ridgewood Electric Power Trust V ("Ridgewood Power V") as Delaware business trusts to participate in the independent power industry. The business objectives of these four trusts are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 46 limited partnership funds and one business trust over the last 12 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 50, has also served as President of the Trust since its inception in November 1992 and as President of RPMC, Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV and Ridgewood Power V, since their respective inceptions. Mr. Swanson has been President, registered principal, sole director and sole stockholder of Ridgewood Securities Corporation, the Placement Agent for the private placement offerings of those four trusts. In addition, he has been President, sole director and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 38, has served as Executive Vice President of the Managing Shareholder, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV and Ridgewood Power V since their respective inceptions, with primary responsibility for marketing and acquisitions. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 42, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMC and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMC, and the five trusts in October 1996. Mr. Brown has over 19 years experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 48, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts sponsored by the Managing Shareholder and RPMC in November 1996. Under a consulting arrangement, Mr. Quinn devoted a majority of his time to the business of Ridgewood Power and RPMC while continuing his other activities, which concluded on March 31, 1997. On that date, he became a full-time officer of Ridgewood Power and
RPMC.

     Mr. Quinn has 27 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President-Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 44, has served as Vice President of the Managing Shareholder, the Trust, RPMC, Ridgewood Power I, Ridgewood Power II and Ridgewood Power IV since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

     Donald C. Stewart, age 52, serves as an advisor and consultant to the Trust and is expected to be actively involved in reviewing the Trust's acquisitions and operations. Mr. Stewart has 25 years of expertise in the field of independent power generation, fuel procurement, engineering and finance. Mr. Stewart spent the first ten years of his business career as a certified public accountant with a major international firm. He has been the Chairman of Vermont Gas Systems, a regulated public utility, President of Consolidated Power Company, a developer of large scale cogeneration projects and President of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment. Mr. Stewart has a Bachelor of Science degree from Lehigh University.

     Douglas R. Wilson, age 36, joined Mr. Stewart in October 1996 to provide financial advisory services for evaluating, structuring and overseeing the Trust's investments. He has over 13 years of capital markets experience, including specialization in complex lease and project financings and in energy-related businesses. From January 1993 until October 1996, he was associated with BTM Capital Corporation, the structured finance unit of the Bank of Tokyo-Mitsubishi. Before that he earned a Master's degree in Business Administration from the Wharton School of the University of Pennsylvania from September 1990 through May 1992. He has a Bachelor of Business Administration degree from the University of Texas.

 (c)  Management Agreement.

     The Trust has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

     The Managing Shareholder will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Trust will pay all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Trust mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust will reimburse the Managing Shareholder for all such Trust expenses paid by it.

     As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at
Item 13 -- Certain Relationships and Related Transactions.

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 1998 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

(d)  Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other principal officers of the Trust are identical to those of the Managing Shareholder. The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

(e)  The Trustees.

     The 1940 Act requires the Independent Trustees to be individuals who are not "interested persons" of the Trust as defined under the 1940 Act (generally, persons who are not affiliated with the Trust or with affiliates of the Trust).
There must always be at least two Independent Trustees; a larger number may be specified by the Board from time to time. Each Independent Trustee has an indefinite term. Vacancies in the authorized number of Independent Trustees will be filled by vote of the remaining Board members so long as there is at least one Independent Trustee; otherwise, the Managing Shareholder must call a special meeting of Investors to elect Independent Trustees. Vacancies must be filled within 90 days. An Independent Trustee may resign effective on the designation of a successor and may be removed for cause by at least two-thirds of the remaining Board members or with or without cause by action of the holders of at least two-thirds of Shares held by Investors. Under the Declaration, the Independent Trustees are authorized to act only where their consent is required under the 1940 Act and to exercise a general power to review and oversee the Managing Shareholder's other actions. They are under a fiduciary duty similar to that of corporation directors to act in the Trust's best interest and are entitled to compel action by the Managing Shareholder to carry out that duty, if necessary, but ordinarily they have no duty to manage or direct the management of the Trust outside their enumerated responsibilities.

     The Independent Trustees of the Trust are Ralph O. Hellmold and Jonathan C. Kaledin. Set forth below is certain information concerning Mr. Hellmold and Mr. Kaledin, who also serve as independent trustees of Ridgewood Power II, an independent power program sponsored by Ridgewood Power. Neither Mr. Hellmold nor Mr. Kaledin is otherwise affiliated with the Trust, any of the Trust's officers or agents, Ridgewood Power, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

     Ralph O. Hellmold, age 56, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm, broker-dealer and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies. Mr. Hellmold is also a director of Core Materials Corp., Columbus, Ohio.

     From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one-half share each in Ridgewood Power I and Ridgewood Power II, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses.

     Jonathan C. Kaledin, age 38, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was founder and Executive Director of the National Water Funding
Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on federal Clean Water Act and Safe Drinking Water Act funding issues. Prior to forming the NWFC in 1990, Mr. Kaledin was an attorney with the Boston law firm of Wright & Moehrke. There he specialized in wetlands, water, environmental review, zoning and hazardous and solid waste matters, representing clients in state and federal court and before state and federal agencies and local boards and commissions. From 1987 through 1990, Mr. Kaledin was Assistant Regional Counsel for the New England office of the Environmental Protection Agency ("EPA"). His responsibilities at the EPA included administrative and judicial environmental enforcement under the Clean Water Act and other federal water protection legislation. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

     The Corporate Trustee of the Trust is Ridgewood Energy Holding Corporation. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Energy Holding Corporation as trustee. Ridgewood Energy Holding Corporation is also a trustee of Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV and of an oil and gas business trust sponsored by Ridgewood and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Energy Holding Corporation is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Energy Holding Corporation is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

     The Trustees are not liable to persons other than Shareholders for the obligations of the Trust.

     The Trust has relied and will continue to rely on the Managing Shareholder and engineering, legal, investment banking and other professional consultants (as needed) and to monitor and report to the Trust concerning the operations of Projects in which it invests, to review proposals for additional development or financing, and to represent the Trust's interests. The Trust will rely on such persons to review proposals to sell its interests in Projects in the future.

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the Independent Trustees and executive officers of the Trust did not file on a timely basis as required by section 16(a) of the 1934 Act Forms 3 reporting their status as officers or directors of the Trust and their beneficial ownership. Mr. Quinn and Mr. Brown each made one late filing of Form 3 in December 1996 and each of the others made one late filing in April 1997. The number of transactions that were not reported on a timely basis by each of these persons was zero.

(g) RPMC.

     As discussed above at Item 1 -- Business, RPMC has assumed day-to-day management responsibility for all of the Trust's Projects, effective January 1, 1996. Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPMC, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust as operating expenses, as well as billing, payment and other Project-level accounting and service costs. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMC will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMC will share space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPMC, the Managing Shareholder may, but is not required to, charge RPMC at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMC for the full amount of rent, utility supplies and office expenses allocable to RPMC. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPMC's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMC will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMC, and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMC will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects.
RPMC will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing
Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own
Projects.

     The Operation Agreement does not have a fixed term and is terminable by RPMC, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMC; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMC shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The principal officers of RPMC are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer), Ms. Olin (Vice President), Joseph A. Heyison, General Counsel, and Douglas V. Liebschner, Vice President - Operations. Mr. Heyison, age 42, joined RPMC in January 1996. He was previously of counsel to the law firm of De Forest & Duer, concentrating in corporate finance, banking, environmental law and securities. He is a member of the bars of New Jersey, New York and Ohio and was graduated from the University of Pennsylvania Law School in 1979.

     Douglas V. Liebschner, age 50, joined RPMC in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMC, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed (CFB) power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite waste coal burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. In 1996 and future years, the Managing Shareholder will compensate these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMC at cost for services provided by RPMC's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13. Certain Relationships and Related Transactions.

     As compensation for services rendered to the Trust, pursuant to the Declaration, each Independent Trustee is entitled to be paid by the Trust the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Trust. Accordingly, in January 1995 and following years, the Trust paid each Independent Trustee $5,000 for his services. The Board of the Trust is entitled to review the compensation payable to the Independent Trustees annually and increase or decrease it as the Board sees reasonable. The Trust is not entitled to pay the Independent Trustees compensation for consulting services rendered to the Trust outside the scope of their duties to the Trust without prior Board approval.

     Ridgewood Energy Holding Corporation, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it which are properly reimbursable under the Declaration.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The Trust sold 391.8444 Investor Shares (approximately $39.2 million of gross proceeds) of beneficial interest in the Trust pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed on May 31, 1995. Further details concerning the offering are set forth above at Item 1 -- Business.

     The Managing Shareholder purchased for cash in the offering one full Investor Share. Ralph O. Hellmold, an Independent Trustee of the Trust, purchased for cash in the offering one-half of a full Investor Share. By virtue of their purchase of Investor Shares, the Managing Shareholder and Mr. Hellmold are entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other Trustees or executive officers of the Trust acquired Investor Shares in the Trust's offering.

     The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering).
The management rights of the Managing Shareholder are described in further detail above at Item 1 -- Business and in Item 10 - Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions..

Item 13.  Certain Relationships and Related Transactions.

     The Declaration provides that cash flow of the Trust, less reasonable reserves which the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time as the Trust deems appropriate. Prior to Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Trust, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have been distributed during the year an amount equal to 14% of their total capital contributions (a "14% Priority Distribution"), and thereafter all remaining distributions from the Trust during the year, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 80% to Investors and 20% to the Managing Shareholder. Revenues from dispositions of Trust Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 80% of all distributions and the Managing Shareholder 20%.

     For any fiscal period, the Trust's net profits, if any, other than those derived from dispositions of Trust Property, are allocated 99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 14% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Trust Property, are allocated 80% to the Investors and 20% to the Managing Shareholder. If the Trust realizes net losses for the period, the losses are allocated 80% to the Investors and 20% to the Managing Shareholder until the losses so allocated offset any net profits from prior periods allocated to the Shareholders. Any remaining net losses are allocated 99% to the Investors and 1% to the Managing Shareholder. Revenues from dispositions of Trust Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

     On liquidation of the Trust, the remaining assets of the Trust after discharge of its obligations, including any loans owed by the Trust to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until Payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.

     The Trust did not make any distributions in 1994 to the Managing Shareholder (which is a member of the Board of the Trust) or any other person and made distributions in 1995 and 1996 as stated at Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                 Paid to         1996         1995           1994

Management         Managing      $794,026    $482,000             $0
 fee              Shareholder

Cost
 reimbursements*    RPMC       11,566,400           0              0

Investment         Managing             0     343,779        421,011
 fee              Shareholder

Placement          Ridgewood            0     147,950        188,847
 agent fee        Securities
 and sales        Corporation
 commissions

Organizational,    Managing             0     860,195      1,088,727
distribution      Shareholder
 and offering
 fee

* Prior to 1996, these costs were either paid by the Trust or by the Projects directly. These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas) of operating Projects that are not operated by non-affiliated managers, and an allocation of RPMC's overhead.


     The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder's services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering.

     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in 1995 for payroll and other costs of operation of the Trust's Projects. Beginning in 1996, these reimbursements were paid to RPMC. The reimbursements to RPMC, which do not exceed its actual costs, are described at Item 10(f) -- Directors and Executive Officers of the Registrant -- RPMC.

     Other information in response to this item is reported in response to Item 11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b)  Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1996.

(c)  Exhibits

     3A. Certificate of Trust of the Registrant is incorporated by reference to Exhibit 3A of Registrant's
           Registration Statement filed with the Commission on February 15, 1994.

     3B. Declaration of Trust of the Registrant is incorporated by reference to Exhibit 3B of Registrant's
           Registration Statement filed with the Commission on February 19, 1994.

     10A. Management Agreement dated as of January 3, 1994 between the Registrant and Ridgewood Power Corporation is incorporated by reference to Exhibit 10A of Registrant's Registration Statement filed with the Commission on February 15, 1994.

     10B. Acquisition Agreement dated as of January 9, 1995 among JRW Cogen, Inc., and NorCal Cogen, Inc., as Sellers, and RW Central Valley, Inc., and Ridgewood Electric Power Trust III, as Purchasers, is incorporated by reference to Exhibit 2(i) to Registrant's Form 8K filed with the Commission on February 16, 1995.

     10C. Agreement of Merger dated as of January 9, 1995 among Altamont Cogeneration Corporation, NorCal Altamont, Inc., and Byron Power Partners, L.P. is incorporated by reference to Exhibit 2(ii) to Registrant's Form 8K filed with the Commission on February 16, 1995.

     10.D  Asset Acquisition Agreement by and
           among Northeast Landfill Power Joint Venture, Northeast Landfill Power Company, Johnson
           Natural Power Corporation and Ridgewood
           Providence Power Partners, L.P. , is incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 1996.

     10.E  Operation Agreement, dated as of April 16,
           1996, among Ridgewood/Providence Corporation,
           Ridgewood/Providence Power Partners, L.P. and
           Ridgewood Power Management Corporation     Page 75

     The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

     21. Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1995.

     24.   Powers of Attorney                         Page 81

     27.   Financial Data Schedule                    Page 82

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                      Title                        Date

RIDGEWOOD ELECTRIC POWER TRUST III
 (Registrant)

By:/s/ Robert E. Swanson    President and Chief    April 14, 1997
       Robert E. Swanson     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Robert E. Swanson    President and Chief    April 14, 1997
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn   Chief Financial Officer   April 15, 1997

By:/s/ Kathleen P. McSherry     Controller         April 15, 1997
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder  April 14, 1997

By:/s/ Robert E. Swanson       President
       Robert E. Swanson


/s/ Robert E. Swanson  *      Independent Trustee  April 14, 1997
Ralph O. Hellmold

/s/ Robert E. Swanson  *      Independent Trustee  April 14, 1997
Jonathan C. Kaledin

*  As attorney-in-fact for the Independent Trustee

Ridgewood Electric Power Trust III

Financial Statements

December 31, 1996, 1995 and 1994




















                             -F1-

1177 Avenue of the Americas         Telephone 212 596 7000
New York, NY 10036                  Facsimile 212 596 8910
[Letterhead of Price Waterhouse LLP]

Report of Independent Accountants

March 24, 1997

To the Shareholders and Trustees of
Ridgewood Electric Power Trust III

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and the period January 3, 1994 (commencement of share offering) through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $28,050,750 and %20,884,493 (89% and 64%
of shareholders' equity, respectively) as of December 31, 1996 and 1995, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  Price Waterhouse LLP

                           -F2-

Ridgewood Electric Power Trust III
Statement of Operations


                                                                 Commencement
                                                                     of Share
                                                                     Offering
                                                             (January 3, 1994)
                               Year Ended         Year Ended          Through
                             December 31,       December 31,     December 31,
                                     1996               1995             1994
Revenue:
 Income from power
  generation projects        $  3,525,613       $  1,317,287     $        ---
 Interest and dividend
  income                          247,762          1,059,570          259,911
                                3,773,375          2,376,857          259,911

Expenses:
 Investment fee                       ---            343,779          421,011
 Project due diligence
  costs                           258,378              8,210           25,105
 Management fee                   794,026            482,309              ---
 Accounting and legal fees         48,231             90,043           16,199
 Miscellaneous                     18,012             11,966           10,895
 Writedown of limited
  partnership investments         113,042                ---              ---
                                1,231,689            936,307          473,210


    Net income (loss)        $  2,541,686       $  1,440,550      $  (213,299)

Allocation to:
 Shareholders                $  2,516,269       $  1,426,145      $  (211,166)
 Managing shareholder              25,417             14,405           (2,133)
                             $  2,541,686       $  1,440,550      $  (213,299)


See accompanying notes to financial statements.

                                -F3-

Ridgewood Electric Power Trust III
Balance Sheet

                                                            December 31,
                                                     1996                1995

Assets:
Investments in power generation projects    $  28,050,750       $  20,884,493
Cash and cash equivalents                       2,959,240          10,972,576
Due from affiliates                               109,085             299,194
Deferred due diligence costs                       30,000             303,213
Interest receivable                                   ---              51,233
Other assets                                      281,000             140,959

    Total assets                            $  31,430,075       $  32,651,668




Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses         $    41,136       $      72,442



Shareholders' equity:
Shareholders' equity
 (391.8444 shares issued
 and outstanding)                              31,406,084          32,584,476
Managing shareholder's
 accumulated deficit                              (17,145)             (5,250)

    Total shareholders' equity                 31,388,939          32,579,226

    Total liabilities and
     shareholders' equity                   $  31,430,075       $  32,651,668








See accompanying notes to financial statements.

                               -F4-

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity

                                                    Managing
                             Shareholders        Shareholder            Total

Initial capital
 contributions, net
 (220.7053 shares)           $ 18,484,655     $          ---    $  18,484,655

Net loss for the period          (211,166)            (2,133)        (213,299)

Shareholders' equity,
 December 31, 1994
  (220.7053 shares)            18,273,489             (2,133)      18,271,356

Capital contributions,
 net (171.1391 shares)         15,195,000                ---       15,195,000

Cash distributions             (2,310,158)           (17,522)      (2,327,680)

Net income for the year         1,426,145             14,405        1,440,550

Shareholders' equity,
 December 31, 1995
 (391.8444 shares)             32,584,476             (5,250)      32,579,226

Cash distributions             (3,694,661)           (37,312)      (3,731,973)

Net income for the year         2,516,269             25,417        2,541,686

Shareholders' equity,
 December 31, 1996
 (391.8444 shares)           $ 31,406,084     $      (17,145)   $  31,388,939









See accompanying notes to financial statements.


                             -F5-

Ridgewood Electric Power Trust III
Statement of Cash Flows
                                                                 Commencement
                                                                     of Share
                                                                     Offering
                                                             (January 3, 1994)
                               Year Ended         Year Ended          Through
                             December 31,       December 31,     December 31,
                                     1996               1995             1994
Cash flows from
 operating activities:
  Net income (loss)         $   2,541,686      $   1,440,550    $    (213,299)

Adjustment to reconcile
 net income (loss) to net
 cash used in operating
 activities:
  Writedown of limited
   partnership investments        113,042                ---              ---
  Purchase of investments
   in power generation
   projects                    (7,279,299)       (20,884,493)             ---
  Proceeds from transfer of
   investment                     353,619                ---              ---

Changes in assets
 and liabilities:
  Increase in
   due from affiliates           (109,085)          (299,194)             ---
  Decrease (increase) in
   deferred due diligence costs   273,213           (140,683)        (162,530)
  Decrease (increase) in
   interest receivable             51,233            (51,233)             ---
  Increase in other assets       (140,041)          (135,959)          (5,000)
  (Decrease) increase in
   accounts payable and
   accrued expenses               (85,731)           (61,347)         133,789

Total adjustments              (6,823,049)       (21,572,909)         (33,741)

Net cash used in operating
 activities                    (4,281,363)       (20,132,359)        (247,040)

Cash flows provided by
 financing activities:
  Proceeds from shareholders'
   contributions                      ---         17,527,545       21,499,170
  Selling commissions and
   distribution and offering
   costs paid                         ---         (2,332,545)      (3,014,515)
  Cash distributions to
   shareholders                (3,731,973)        (2,327,680)             ---
                                    -F6-

Net cash provided by
 (used in) financing
 activities                    (3,731,973)        12,867,320       18,484,655

Net (decrease) increase in
 cash and cash equivalents     (8,013,336)        (7,265,039)      18,237,615

Cash and cash equivalents,
 beginning of period           10,972,576         18,237,615              ---

Cash and cash equivalents,
 end of period              $   2,959,240      $  10,972,576    $  18,237,615


See accompanying notes to financial statements.

                                 -F7-

<PAGE


Ridgewood Electric Power Trust III
Notes to Financial Statements

1.  Organization and Purpose

Nature of business

     Ridgewood Electric Power Trust III (the "Trust") was formed as a Delaware business trust on December 6, 1993, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on January 3, 1994. The Trust commenced operations on April 16, 1994, and discontinued its offering of Trust shares on May 31, 1995.

     The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities include cogeneration facilities, which produce both electricity and thermal energy, and other power plants that use various fuel sources (except nuclear). The power plants sell electricity and thermal energy to utilities and industrial users under long-term contracts.

"Business Development Company" election

     Effective April 16, 1994, the Trust elected to be treated as a "Business Development Company" under the Investment Company Act of 1940 and registered its shares under the Securities Exchange
Act of 1934.

2.  Summary of Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Investments in power generation projects

     The Trust holds investments in power generating projects, which are stated at fair value. Due to the non-liquid nature of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the carrying value of the investments.

Revenue Recognition

     Income from investments is recorded when received. Interest and dividend income are recorded as earned.

Offering costs

     Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are recorded as a reduction of the shareholders' capital contributions.

Cash and Cash equivalents

     The Trust considers all highly liquid investments with original maturities of three months or less as cash and cash equivalents.

                               -F8-

Ridgewood Electric Power Trust III
Notes to Financial Statements

Due diligence costs relating to potential power project investments

     Costs relating to the due diligence performed on potential power project investments, are initially deferred, until such time as the Trust determines whether or not it will make an investment in the respective project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

Income taxes

     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trusts.

Reclassification

     Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.  Investments in Power Generation Projects

     The Trust had the following investments in power generation projects:

                                                   Fair values as of December
31,

                                                     1996                 1995

Power generation projects:
 JRW Associates, L.P.                       $   5,305,298       $    5,305,298
 Byron Power Partners, L.P.                     3,138,072            2,958,072
 Ridgewood Providence Power
  Partners, L.P.                                7,130,000                  ---
 On-site Cogeneration Projects:
  Ridgewood/Rhode Island PPLP                   3,722,618            3,722,618
  Ridgewood/Mass. PPLP                          3,223,881            3,223,881
  Ridgewood/Elmsford PPLP                       1,430,136            1,430,136
  Other On-site Cogeneration
   Project Partnerships                         4,100,745            4,244,488
                                            $  28,050,750        $  20,884,493


JRW Associates, L.P. (known as San Joaquin Power Company)

     On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $5,305,298. The Trust received distributions of $779,409 and $982,076 from the project in 1996 and 1995, respectively.

Byron Power Partners, L.P. (known as Byron Power Company)

     In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. As of December 31, 1996 and 1995, the Trust's investment in the partnership was $3,138,072 and $2,958,072, respectively. The Trust received distributions of $428,540 and $335,211 from the project in 1996 and 1995, respectively.

                              -F9-

Ridgewood Electric Power Trust III
Notes to Financial Statements

Providence Project

     In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power"). The Trust invested $7,058,700 and owns a 35.7% limited partnership interest in Providence Power. In addition, Ridgewood Providence Power Corporation was formed as a Delaware corporation ("RPPCorp."). The Trust invested $71,300 and owns 35.7% of the outstanding common stock of RPPCorp., which is the sole general partner of Providence Power.

     On April 16, 1996, Providence Power purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired include a 12.3 megawatt ("MW") capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). The Providence Project includes eight reciprocating electric generator engines, which are fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 cash, including transaction costs and repayment of $3,000,000 of principal on senior secured non-recourse notes payable. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

     Through ownership in RPPCorp. and Providence Power, the Trust owns 35.7% of the Providence Project. The remaining 64.3% is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust IV. In 1996, the Trust received distributions of $562,427 from the Providence Project.

On-site Cogeneration Projects

     On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects have 13.7 MW of base load and 5.7 MW of backup and standby capacity. The Trust paid a total of $11,300,000 for the projects and has invested additional amounts in working capital. EUA operated the projects under a transition agreement until January 1, 1996, at which time Ridgewood Power Management Corporation, an affiliate of the Trust, assumed operational control. No distributions were made by these projects in 1995. The Trust received distributions of $1,756,410 from these projects in 1996.

Ridgewood/Rhode Island Power Partners L.P.

     Ridgewood/Rhode Island Power Partners Limited Partnership (the "Partnership") leases three 1,400 kilowatt Cooper Superior gas fired generator sets with heat recovery to a Rhode Island manufacturing company under a lease expiring in 2006. Two engines are in regular use and one engine is on standby. The partnership receives a monthly fixed lease payment and a maintenance payment, which escalates over the term of the lease. The Partnership is responsible for maintaining the engines and related equipment. At the expiration of the lease, the lessee may purchase the equipment from the partnership for its fair market value. The Trust and customer are currently in negotiations to revise the lease. As of December 31, 1996 and 1995, the total cost of the Trust's investment in the partnership was $3,722,618. The Trust received distributions of $572,970 from the project in 1996.

                            -F10

Ridgewood Electric Power Trust III
Notes to Financial Statements

Ridgewood/Mass. Power Partners L.P.

     Ridgewood/Mass. Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 MW base load, simple cycle, dual-fuel, combustion turbine powered plant with a heat recovery steam generator which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project includes two 1.6 MW Caterpillar diesel engine generator sets to provide backup power. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. As of December 31, 1996 and 1995, the total cost of the Trust's investment in the partnership was $3,223,881. The Trust received distributions of $660,201 from the project in 1996. The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 kilowatt ("KW") serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

Ridgewood/Elmsford Power Partners, L.P.

     Ridgewood/Elmsford Power Partners, L.P. (the "Partnership") owns one cogeneration project consisting of two 665 KW (1,330 KW total) dual-fuel Cooper Superior engine generator sets with heat recovery and a Caterpillar 600 kilowatt standby diesel generator set. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. As of December 31, 1996 and 1995, the total cost of the Trust's investment in the partnership was $1,430,136. The Trust received distributions of $160,940 from the project in 1996.

The "Other On-site Cogeneration Project Partnerships"

     The "other on-site cogeneration project partnerships" consist of five partnerships, which own 30 of the 35 projects acquired from Eastern Utilities Associates. These 30 projects represent approximately one-third of the Trust's investment in the on-site cogeneration projects. All thirty are gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements have terms expiring between September 1996 and 2011. The projects represent 5.5 MW of base load capacity. The largest project is 660 KW or 12% of the capacity. The projects range in size from 30 KW to 660 KW. As of December 31, 1996 and 1995, the total cost of the Trust's investment in the partnerships was $4,100,745 and $4,244,488, respectively. In 1996, the Trust wrote-off four small projects amounting to $113,042. The Trust received distributions of $362,299 from the projects in 1996.

California Pumping Project

     During 1995, the Trust acquired 11 natural gas fueled diesel engines, which drive deep irrigation well pumps in Ventura County, California. The aggregate purchase price was $353,619. On December 31, 1995, the engines were sold to an affiliate at book value and no gain or loss was recognized on the transaction.

                                -F11-

Ridgewood Electric Power Trust III
Notes to Financial Statements

4.  Transactions With Managing Shareholder And Affiliates

     The Trust also pays to the managing shareholder a distribution and offering fee up to 5% of each capital contribution made to the Trust. The fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the periods ended December 31, 1996, 1995 and 1994, the Trust paid fees for these services to the managing shareholder totaling zero, $860,195 and $1,088,727, respectively. These fees were recorded as a reduction in shareholders' capital contributions.

     The Trust pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the periods ended December 31, 1996, 1995 and 1994, the Trust paid investment fees to the managing shareholder of zero, $343,779 and $421,011, respectively.

     The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1996 and 1995, the Trust paid management fees to the managing shareholder of $794,026 and $482,309, respectively.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed in that year an amount equal to 14% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees were paid through December 31, 1996.

     The managing shareholder purchased one share of the Trust for $84,000. Through the closing of the Trust's offering on May 31, 1995, commissions and placement fees of $390,844 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

                                  -F12-

Ridgewood Electric Power Trust III
Notes to Financial Statements

     In 1996, under an operating agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management.

5.  Arbitration and Litigation

     The Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding in the amount of $4,100,000 against Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

     In February 1997, the Trust's subsidiaries that own the San Joaquin and Byron projects filed suit in the Superior Court of California against Pacific Gas and Electric Company ("PG & E") for breach of the power sales contracts. The Trust argues PG & E has improperly withheld approximately $200,000 of capacity payments. The Trust has not reflected the withheld capacity payments in its financial statements pending the outcome of the suit.

6.  Subsequent Event

Ridgewood AES Power Partners, L.L.C.

     The Trust, in conjunction with its managing shareholder, has accepted a proposal to invest in a cogeneration project at the North Shore University Hospital, located on Long Island in Nassau County, New York. The Trust is to receive a 16% preferred return and 50 % of the net cash flow in excess of the preferred return. As of December 31, 1996, the Trust's investment in the project was $30,000. The Trust's total purchase price is estimated to be $60,000.

                             -F13-