Form 10-Q
period 1997-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1997-05-14
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1997
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                        (Unaudited)

                               March 31,        December 31,
                                 1997              1996

 Assets

Cash and cash equivalents    $  3,223,940      $  2,959,240
Investments in power
  project partnerships         28,056,541        28,050,750
Due from affiliates                 2,021           109,085
Deferred due diligence
  costs                            70,348            30,000
Interest receivable                16,162                 0
Other assets                      363,069           281,000
Total assets                 $ 31,732,081      $ 31,430,075

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses               $ 44,826        $  41,136
Due to affiliates                 465,752                0
                                  510,578           41,136

Shareholders' equity
  (391.8444 shares issued
  and outstanding)             31,240,323       31,406,084
Managing shareholder's
  accumulated deficit             (18,820)         (17,145)
Total shareholders' equity     31,221,503       31,388,939
Total liabilities and
  shareholders' equity       $ 31,732,081      $31,430,075

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS
              ENDED MARCH 31, 1997 AND MARCH 31, 1996
                           (Unaudited)

                              Three months    Three months
                                 ended       ended March 31,
                             March 31, 1997      1996

Income from power genera-
  tion projects               $   993,034        881,507
Dividend and interest
  income                           46,182         71,354
Total income                    1,039,216        952,861

Management fee                    194,247        204,860
Project due diligence expense       3,692              0
Accounting and legal fees           9,097         10,414
Miscellaneous                       4,595          2,925
Total expenses                    211,631        218,199

Net income (loss)               $ 827,585      $  60,183

Allocation to:
 Shareholders                   $ 819,310       $ 59,581
 Managing shareholder               8,275            602
                                $ 827,585       $ 60,183

See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST III
                               STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                     (Unaudited)

                               Three months     Three months
                                  ended            ended
                              March 31, 1997   March 31, 1996


Cash flows from operating
  activities:
Net income (loss)              $  827,585     $   60,183

Adjustments to
  reconcile net income
  (loss) to cash provided
  (used) in operating
  activities:
Purchase of investments
  in power generation
  projects                         (5,791)    (5,556,323)
Changes in assets &
  liabilities:
Increase (decrease) in
  due from affiliates             107,064        299,194
(Increase) decrease in
  deferred due diligence
  costs                           (40,348)        (2,442)
(Increase) decrease in
  interest receivable             (16,162)        11,203
Increase in
  other assets                    (82,069)       135,959
Increase (decrease) in
  accounts payable and
  accrued expenses                  3,690        130,058
Increase in due to
  affiliates                      465,752              0
Total adjustments                 432,136     (4,982,351)

Net cash used in
  operating activities          1,259,721     (4,922,168)

Cash distributions to
  Shareholders                   (955,021)      (667,625)

Net cash provided by
 (used in) financing
 activities:                     (955,021)      (667,625)

Net increase (decrease)
  in cash and cash
  equivalents                     264,700     (5,589,793)

Cash and cash equivalents
  - Beginning of period         2,959,240     10,972,576

Cash and cash equivalents
- End of period                $3,223,940     $5,382,783

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

2.  Summary of Significant Accounting Policies

Interim Financials

The financial statements for the quarters ended March
31, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

3.  Investments in Power Generation Projects

The following investments in power generation projects are stated at fair value:

                            March 31,         December 31,
                              1997                 1996
Power generation projects:
  JRW Associates, L.P.     $ 5,305,298         $ 5,305,298
  Byron Power Partners,      3,138,072           3,138,072
    L.P.
  Providence Power
    Partners, L.P.           7,130,000           7,130,000
On-Site Cogeneration
 Projects:
  Ridgewood/Rhode Island
    PPLP                     3,722,618           3,722,618
  Ridgewood/Massachusetts
    PPLP                     3,223,881           3,223,881
  Ridgewood/Elmsford PPLP    1,430,136           1,430,136
  Other On-Site Cogen-
   eration Project
   Partnerships              4,106,536           4,100,745
        TOTALS            $ 28,056,541        $ 20,050,750

JRW Associates, L.P. (known as San Joaquin Power Company)

On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $5,305,298. The Trust received distributions of $148,117 and $779,409 from the project for the periods ended March 31, 1997 and December 31, 1996, respectively.

Ridgewood Electric Power Trust III
Notes to Financial
Statements

Byron Power Partners, L.P. (known as Byron Power Company)

In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. The aggregate cost of the Trust's investment in the partnership was $3,138,072. The Trust received distributions of $99,793 and $428,540 from the project for the periods ended March 31, 1997 and December 31, 1996, respectively.

Providence Project

In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power"). The Trust invested $7,058,700 and owns a 35.7 % limited partnership interest in Providence Power. In addition, Ridgewood Providence Power Corporation, was formed as a Delaware corporation ("RPPCorp."). The Trust invested $71,300 and owns 35.7 % of the outstanding common stock of RPPCorp., which is the sole general partner of Providence Power.

On April 16, 1996, Providence Power purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired include a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). The Providence Project includes eight reciprocating electric generator engines, which are fueled by methane gas produced and collected from the landfill. The electricity generate is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 cash, including transaction costs and repayment of $3,000,000 of principal on senior secured non-recourse notes payable. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

Through ownership in RPPCorp. and Providence Power, the Trust owns
35.7 % of the Providence Project. The remaining 64.3 % is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust
IV. The Trust received distributions of $242,427 and $562,427 from the project for the periods ended March 31, 1997 and December 31, 1996, respectively.

On-site Cogeneration Projects

On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects have 13.7 MW of base load and 5.7 MW of backup and standby capacity. The Trust paid a total of $11.3 million for the projects and has invested additional amounts in working capital. EUA operated the projects under a transition agreement until January 1, 1996, at which time Ridgewood Power Management Corporation, an affiliate of the Trust, assumed operational control. The Trust received distributions of $502,697 and $1,756,410 from these projects for the periods ended March 31, 1997 and December 31, 1996 respectively.

Ridgewood/ Rhode Island Power Partners L.P.

Ridgewood/ Rhode Island Power Partners Limited Partnership (the "Partnership") leases three 1,400 kilowatt Cooper Superior gas fired generator sets with heat recovery to a Rhode Island manufacturing company under a lease expiring in 2006. Two engines are in regular use and

Ridgewood Electric Power Trust III
Notes to Financial
Statements

one engine is on standby. The partnership receives a monthly fixed lease payment and a maintenance payment, which escalates over the term of the lease. The Partnership is responsible for maintaining the engines and related equipment. At the expiration of the lease, the lessee may purchase the equipment from the partnership for its fair market value. The Trust and customer are currently in negotiations to revise the lease. The aggregate cost of the Trust's investment in the partnership was $3,722,618. The Trust received distributions of $164,189 and $572,970 from the project for the periods ended March 31, 1997 and December 31, 1996 respectively.

Ridgewood/ Massachusetts Power Partners L.P.

Ridgewood/ Massachusetts Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 MW base load, simple cycle, dual-fuel, combustion turbine powered plant with a heat recovery steam generator which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project includes two 1.6 MW Caterpillar diesel engine generator sets to provide backup power. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. The aggregate cost of the Trust's investment in the partnership was $3,223,881. The Trust received distributions of $236,864 and $660,201 from the project for the periods ended March 31, 1997 and December 31, 1996, respectively. The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 KW serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

Ridgewood/ Elmsford Power Partners, L.P.

Ridgewood/ Elmsford Power Partners, L.P. (the "Partnership") owns one cogeneration project consisting of two 665 KW (1,330 KW total) dual fuel Cooper Superior engine generator sets with heat recovery and a Caterpillar 600 kilowatt standby diesel generator set. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. The aggregate cost of the Trust's investment in the partnership was $1,430,136. The Trust received distributions of $34,761 and $160,940 from the project for the periods ended March 31, 1997 and December 31, 1996, respectively.

The "Other On-site Cogeneration Project Partnerships"

The "other on-site cogeneration project partnerships" consist of five partnerships, which own 30 of the 35 projects acquired from Eastern Utilities Associates. These 30 projects represent approximately one-third of the Trust's investment in the on-site cogeneration projects. All thirty are gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements have terms expiring between September 1996 and 2011. The projects represent 5.5 MW of base load capacity. The largest project is 660 KW or 12% of the capacity. The projects range in size from 30 KW to 660 KW. As of March 31, 1997 and December 31, 1996, the total cost of the Trust's investment in the partnership was $4,176,884 and $4,100,745, respectively. In 1996, the Trust wrote-off four small projects amounting to $113,042. The Trust received distributions of $66,883 and $362,299 from the projects for the periods ended March 31, 1997 and December 31, 1996, respectively.

Ridgewood Electric Power Trust III
Notes to Financial
Statements

California Pumping Project

During 1995, the Trust acquired 11 natural gas fueled diesel engines, which drive deep irrigation well pumps in Ventura County, California. The aggregate purchase price was $353,619. On December 31, 1995, the engines were sold to an affiliate at book value and no gain or loss was recognized on the transaction.

4.  Transactions With Managing Shareholder And Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 5% of each capital contribution made to the Trust. The fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling, and closing costs for the offering of the Trust. For the periods ended March 31, 1997, December 31, 1996, and December 31, 1995, the Trust paid fees for these services to the managing shareholder totaling zero, zero and $860,195, respectively. These fees were recorded as a reduction in shareholders' capital contributions.

The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the periods ended March 31, 1997, December 31, 1996 and 1995, the Trust paid investment fees to the managing shareholder of zero, zero, and $343,779, respectively.

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $194,247, $794,026 and $482,309, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees were paid through March 31, 1997.

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

5.  Arbitration and Litigation

The Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding in the amount of $4,100,000 against Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The parties are in the process of selecting arbitrators. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

In February 1997, the Trust's subsidiaries that own the San
Joaquin and Byron projects filed suit in the Superior Court of California against Pacific Gas and Electric Company ("PG & E") for breach of the power sales contracts. The Trust argues PG & E has improperly withheld approximately $200,000 of capacity payments and also has asked for declaratory relief to require PG & E to conform to the contracts' terms in the future. The Trust has not reflected the withheld capacity payments in its financial statements pending the outcome of the suit.

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has begun. The
Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

                RIDGEWOOD ELECTRIC POWER TRUST III
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements.

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

Dollar amounts in this discussion are generally rounded to the nearest
$1,000.

Three months ended March 31, 1997 versus three months ended
March 31, 1996

Results of Operations

The Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. In addition, income and cash flow earned by the Projects is seasonal, peaking in the third quarter of the year as summer heat increases demand for electricity and electricity prices are at peak levels and falling in the fourth and first quarters, when demand for electricity is lower, prices for electricity are at lower off-peak levels and equipment maintenance is performed.

For the quarter ended March 31, 1997, the Trust's net income increased to $828,000 from $60,000 for the same quarter in 1996. The increase of $767,000 reflects an $847,000 increase in distributions received from Projects in which the Trust has invested, a decrease of $86,000 (65.2%) in interest income and a decrease of $7,000 (3.0%) in Trust expenses. During the first quarter of 1997, the Trust received distributions from the On-Site Cogeneration Projects and the Providence Project of $503,000 and $242,000, respectively. In the comparable quarter of 1996, no distributions were received from the On-Site Cogeneration Projects and the Trust did not own an interest in the Providence Project until the second quarter of 1996. Distributions from the San Joaquin and Byron Projects increased by $102,000. During the first quarter of 1997, interest and dividend income decreased by $86,000 from the comparable 1996 quarter, as a result of the increase of the amount of cash invested in Projects, which decreased the cash invested in short-term securities.

For the quarter ended March 31, 1997, the Trust's expenses decreased by $7,000 from the same period in 1996. There were no material changes in any of the expense categories.


Liquidity and Capital Resources

For the quarter ended March 31, 1997, net cash provided by operating activities of $1,260,000 included $573,000 of cash which was transferred to the Trust when the Trust changed its cash management procedures and consolidated all significant cash balances at the Trust level. Cash distributions to shareholders were $995,000 as compared to $668,000 in the first quarter of 1996.

The Trust is in the process of obtaining a $500,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained will be further reduced by obtaining a line of credit.

Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the state authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in other states where it does business.

Legislative and regulatory action is unpredictable and at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, which in turn could affect the Trust.

Natural gas prices, which peaked in early 1997, fell somewhat toward the end of the first quarter of 1997. However, prices remain elevated and have not moderated to the extent seen in prior late spring periods. If the Trust is unable to obtain long-term supplies of gas at favorable prices, it runs the risk of having to purchase gas at elevated prices later in 1997. In that event, the profitability of Projects fueled by natural gas could be significantly impaired.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The Trust's subsidiaries that own the On-Site Cogeneration projects brought an arbitration proceeding in the amount of $4,100,000 against the seller of those Projects, a subsidiary of Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The parties are in the process of selecting arbitrators. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

In February 1997, the Trust's subsidiaries that own the San
Joaquin and Byron projects filed suit in the Superior Court of California for the City of San Francisco against Pacific Gas and Electric Company ("PG & E") for breach of the power sales contracts. The Trust argues PG & E has improperly withheld approximately $200,000 of capacity payments and also has asked for declaratory relief to require PG & E to conform to the contracts' terms in the future. The suit is in the early stages of discovery. The Trust has not reflected the withheld capacity payments in its financial statements pending the outcome of the suit.

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has not yet begun. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K
     No Current Reports on Form 8-K were filed by the Trust during the first quarter of 1997.

                  RIDGEWOOD ELECTRIC POWER TRUST III

                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


May 14, 1997                 By /s/ Martin V. Quinn
Date                            Martin V. Quinn,
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)