Form 10-Q
period 1997-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1997-08-15
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1997
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                        (Unaudited)

                               June 30,        December 31,
                                 1997              1996

 Assets

Investments in power
  generation projects        $ 28,057,465      $ 28,050,750
Cash and cash equivalents       2,268,971         2,959,240
Due from affiliates               770,866           109,085
Deferred due diligence
  costs                            70,348            30,000
Interest receivable                 2,457                 0
Other assets                      363,235           281,000
Total assets                 $ 31,533,342      $ 31,430,075

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses               $ 22,907        $  41,136
Due to affiliates                 872,019                0
                                  894,926           41,136

Shareholders' equity
  (391.8444 shares issued
  and outstanding)             30,663,065       31,406,084
Managing shareholder's
  accumulated deficit             (24,649)         (17,145)
Total shareholders' equity     30,638,416       31,388,939
Total liabilities and
  shareholders' equity       $ 31,533,342      $31,430,075

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS AND QUARTERS
              ENDED JUNE 30, 1997 AND JUNE 30, 1996
                           (Unaudited)






                                Six months    Six months      Quarter     Quarter
                              ended June 30,   ended     ended June 30,  ended June 30,
                                  1997         June 30,        1997          1996
                                                1996


Revenue:

Income from power
  generating projects          $1,495,623    $1,027,284    $  502,589      $  881,507
Interest and dividend
  income                           66,304       203,959        20,122          71,354

                                1,561,927     1,231,243       522,711         952,861

Expenses:

Project due diligence costs         3,692             0             0               0
Management fee                    388,209       396,330       193,962         191,470
Accounting and legal fees          18,084        19,755         8,987           9,341
Miscellaneous                      13,061        11,852         8,466           8,927
                                  423,046       427,937       211,415         209,738

Net income (loss)              $1,138,879    $  803,306    $  311,294      $  743,123

Allocation to:

Shareholders                   $1,127,491    $  795,273    $  308,181      $  735,692
Managing shareholder               11,388         8,033         3,113           7,431
                               $1,138,879    $  803,306    $  311,294      $  743,123







See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST III
                               STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS AND QUARTERS ENDED
                              JUNE 30, 1997 AND JUNE 30, 1996
                                     (Unaudited)

[CAPTION]
                               Six months     Six months
                                  ended            ended
                              June 30, 1997   June 30, 1996

[S]                          [C]            [C]

Cash flows from operating
  activities:
Net income (loss)              $1,138,879     $  803,306

Adjustment to
  reconcile net income
  (loss) to net cash used
  in operating activities:
Purchase of investments
  in power generation
  projects                         (6,715)    (7,334,999)
Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates            (661,781)       284,051
(Increase) decrease in
  deferred due diligence
  costs                           (40,348)        44,835
(Increase) decrease in
  interest receivable              (2,457)        21,233
Increase (decrease) in
  other assets                    (82,235)       139,898
Increase (decrease) in
  accounts payable and
  accrued expenses                (18,229)       (52,442)
Increase in due to
  affiliates                      872,019              0
Total adjustments                  60,254     (6,897,424)

Net cash used in
  operating activities          1,199,133     (6,094,118)

Cash distributions to
  Shareholders                 (1,889,402)    (1,656,844)

Net cash provided by
 (used in) financing
 activities:                   (1,889,402)    (1,656,844)

Net (decrease) increase
  in cash and cash
  equivalents                    (690,269)    (7,750,962)

Cash and cash equivalents
  - Beginning of period         2,959,240     10,972,576

Cash and cash equivalents
  - End of period              $2,268,971     $3,221,614

[FN]
See Accompanying Notes to Financial Statements

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

2.  Summary of Significant Accounting Policies

Interim Financials

The financial statements for the periods ended June
30, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

3.  Investments in Power Generation Projects

The following investments in power generation projects are stated at fair value:

                            June 30,         December 31,
                              1997                 1996
Power generation projects:
  JRW Associates, L.P.     $ 5,305,298         $ 5,305,298
  Byron Power Partners,      3,138,072           3,138,072
    L.P.
  Providence Power
    Partners, L.P.           7,130,000           7,130,000
On-Site Cogeneration
 Projects:
  Ridgewood/Rhode Island
    PPLP                     3,722,618           3,722,618
  Ridgewood/Massachusetts
    PPLP                     3,223,881           3,223,881
  Ridgewood/Elmsford PPLP    1,430,136           1,430,136
  Other On-Site Cogen-
   eration Project
   Partnerships              4,107,460           4,100,745
        TOTALS            $ 28,057,465        $ 28,050,750

JRW Associates, L.P. (known as San Joaquin Power Company)

On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $5,305,298. The Trust received distributions of $425,895 and $779,409 from the project for the periods ended June 30, 1997 and December 31, 1996, respectively.

Ridgewood Electric Power Trust III
Notes to Financial
Statements

Byron Power Partners, L.P. (known as Byron Power Company)

In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. The aggregate cost of the Trust's investment in the partnership was $3,138,072. The Trust received distributions of $162,491 and $428,540 from the project for the periods ended June 30, 1997 and December 31, 1996, respectively.

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

Through ownership in RPPCorp. and Providence Power, the Trust owns
35.7 % of the Providence Project. The remaining 64.3 % is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust
IV. The Trust received distributions of $408,324 and $562,427 from the project for the periods ended June 30, 1997 and December 31, 1996, respectively.

On-site Cogeneration Projects

On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects have 13.7 MW of base load and 5.7 MW of backup and standby capacity. The Trust paid a total of $11.3 million for the projects and has invested additional amounts in working capital. EUA operated the projects under a transition agreement until January 1, 1996, at which time Ridgewood Power Management Corporation, an affiliate of the Trust, assumed operational control. The Trust received distributions of $536,154 and $1,756,410 from these projects for the periods ended June 30, 1997 and December 31, 1996 respectively.

Ridgewood/ Rhode Island Power Partners L.P.

Ridgewood/ Rhode Island Power Partners Limited Partnership (the "Partnership") leases three 1,400 kilowatt Cooper Superior gas fired generator sets with heat recovery to a Rhode Island manufacturing company under a lease expiring in 2006. Two engines are for regular use and

Ridgewood Electric Power Trust III
Notes to Financial
Statements

one engine is on standby. The partnership receives a monthly fixed lease payment and a maintenance payment, which escalates over the term of the lease. The Partnership is responsible for maintaining the engines and related equipment. At the expiration of the lease, the lessee may purchase the equipment from the partnership for its fair market value. The customer has refused to take energy from the Project; and the Trust, the customer and the customer's principal creditor are currently in negotiations as to the future of the lease and the Project. The aggregate cost of the Trust's investment in the partnership was $3,722,618. The
Trust received distributions of $408,324 and $572,970 from the project for the periods ended June 30, 1997 and December 31, 1996 respectively.

Ridgewood/ Massachusetts Power Partners L.P.

Ridgewood/ Massachusetts Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 MW base load, simple cycle, dual-fuel, combustion turbine powered plant with a heat recovery steam generator which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project includes two 1.6 MW Caterpillar diesel engine generator sets to provide backup power. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. The aggregate cost of the Trust's investment in the partnership was $3,223,881. The Trust received distributions of $265,269 and $660,201 from the project for the periods ended June 30, 1997 and December 31, 1996, respectively. The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 KW serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

Ridgewood/ Elmsford Power Partners, L.P.

Ridgewood/ Elmsford Power Partners, L.P. (the "Partnership") owns one cogeneration project consisting of two 665 KW (1,330 KW total) dual fuel Cooper Superior engine generator sets with heat recovery and a Caterpillar 600 kilowatt standby diesel generator set. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. The aggregate cost of the Trust's investment in the partnership was $1,430,136. The Trust received distributions of $95,820 and $160,940 from the project for the periods ended June 30, 1997 and December 31, 1996, respectively.

The "Other On-site Cogeneration Project Partnerships"

The "other on-site cogeneration project partnerships" consist of five partnerships, which own 30 of the 35 projects acquired from Eastern Utilities Associates. These 30 projects represent approximately one-third of the Trust's investment in the on-site cogeneration projects. All thirty are gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements have terms expiring between September 1996 and 2011. The projects represent 5.5 MW of base load capacity. The largest project is 660 KW or 12% of the capacity. The projects range in size from 30 KW to 660 KW. As of June 30, 1997 and December 31, 1996, the total cost of the Trust's investment in the partnership was $4,104,619 and $4,100,745, respectively. In 1996, the Trust wrote-off four small projects amounting to $113,042. The Trust received distributions of $89,678 and $362,299 from the projects for the periods ended June 30, 1997 and December 31, 1996, respectively.

Ridgewood Electric Power Trust III
Notes to Financial
Statements

4.  Transactions With Managing Shareholder And Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 5% of each capital contribution made to the Trust. The fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling, and closing costs for the offering of the Trust. For the periods ended June 30, 1997, December 31, 1996, and December 31, 1995, the Trust paid fees for these services to the managing shareholder totaling zero, zero and $860,195, respectively. These fees were recorded as a reduction in shareholders' capital contributions.

The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the periods ended June 30, 1997, December 31, 1996 and 1995, the Trust paid investment fees to the managing shareholder of zero, zero, and $343,779, respectively.

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the periods ended June 30, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $388,209, $794,026 and $482,309, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees were paid through June 30, 1997.

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

5.  Arbitration and Litigation

The Trust's subsidiaries that own the on-site cogeneration projects have brought an arbitration proceeding in the amount of $7,500,000 against Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The parties have selected arbitrators. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

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

Six months ended June 30, 1997 versus six months ended June 30, 1996

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

For the six months ended June 30, 1997, the Trust's net income increased to $1,139,000 from $803,000 for the same period in 1996. The increase of $336,000 reflects an $469,000 increase in income received from Projects in which the Trust has invested, a decrease of $138,000 (67.6%) in interest income and a decrease of $5,000 (1.2%) in Trust expenses. During the first six months of 1997, the Trust received income from the On-Site Cogeneration Projects, the Providence Project, the San Joaquin Project and the Byron Project of $536,000, $371,000, $426,000 and $162,000, respectively. In the comparable period of 1996, the Trust received income from the On-Site Cogeneration Projects, the Providence Project, the San Joaquin Project and the Byron Project of $741,000, $139,000, $69,000 and $78,000, respectively.
During the first six months of 1997, interest and dividend income decreased by $168,000 from the comparable 1996 period, as a result of the increase of the amount of cash invested in Projects, which decreased the cash invested in short-term securities.

For the six months ended June 30, 1997, the Trust's expenses decreased by $5,000 from the same period in 1996. There were no material changes in any of the expense categories.


     Liquidity and Capital Resources
For the six months ended June 30, 1997, net cash provided by operating activities of $1,199,000 included $573,000 of cash which was transferred to the Trust when the Trust changed its cash management procedures and consolidated all significant cash balances at the Trust level. Cash distributions to shareholders were $1,889,000 as compared to $1,657,000 in the first half of 1996.

The Trust is in the process of obtaining a $750,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

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

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The Trust's subsidiaries that own the On-Site Cogeneration projects have brought an arbitration proceeding in the amount of $7,500,000 against the seller of those Projects, a subsidiary of Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The parties are in the process of selecting arbitrators. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

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

Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K
     No Current Reports on Form 8-K were filed by the Trust during the second quarter of 1997.

                  RIDGEWOOD ELECTRIC POWER TRUST III

                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


August 14, 1997                 By /s/ Martin V. Quinn
Date                            Martin V. Quinn,
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)