Form 10-Q
period 1997-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1997-11-14
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                  ITEM I - FINANCIAL STATEMENTS

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                        (Unaudited)

                               September 30,     December 31,
                                 1997              1996

 Assets

Investments in power
  generation projects        $ 25,232,675      $ 28,050,750
Cash and cash equivalents       2,051,421         2,959,240
Due from affiliates             1,362,755           109,085
Deferred due diligence
  costs                                 0            30,000
Interest receivable                10,143                 0
Other assets                      377,228           281,000
Total assets                 $ 29,034,222      $ 31,430,075

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses               $ 33,408        $  41,136
Due to affiliates                 603,720                0
                                  637,128           41,136

Shareholders' equity
  (391.8444 shares issued
  and outstanding)             28,444,156       31,406,084
Managing shareholder's
  accumulated deficit             (47,062)         (17,145)
Total shareholders' equity     28,397,094       31,388,939
Total liabilities and
  shareholders' equity       $ 29,034,222      $31,430,075

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS AND QUARTERS
              ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                           (Unaudited)





                                Nine months     Quarter      Nine months      Quarter
                                  ended         ended         ended          ended
                                September 30,  September 30,  September 30,  September 30,
                                  1997          1997           1996           1996



Revenue:

Income from power
  generating projects          $3,258,480     $1,762,856    $2,198,445      $1,171,161
Interest and dividend
  income                          120,993         54,692       199,244          (4,715)

                                3,379,473      1,817,548     2,397,689       1,166,446

Expenses:

Project due diligence costs         3,692              0             0               0
Management fee                    583,311        195,102       594,872         198,542
Accounting and legal fees          44,860         26,776        27,255           7,500
Write-down of investments
  in power generation
  projects                      3,235,680      3,235,680             0               0
Miscellaneous                      20,669          7,608        14,820           2,968
                                3,888,212      3,465,166       636,947         209,010

Net income (loss)              $ (508,739)   $(1,647,618)   $1,760,742      $  957,436

Allocation to:

Shareholders                   $ (508,652)   $(1,631,142)   $1,743,135      $  947,862
Managing shareholder               (5,087)       (16,476)       17,607           9,574
                               $ (508,739)   $(1,647,618)   $1,760,742      $  957,436






See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST III
                               STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS AND
                        SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                     (Unaudited)

[CAPTION]
                               Nine months         Nine months
                                  ended              ended
                              September 30, 1997   September 30, 1996

[S]                          [C]                 [C]

Cash flows from operating
  activities:
Net income (loss)              $ (508,739)         $1,760,742

Adjustment to
  reconcile net income
  (loss) to net cash used
  in operating activities:
Purchase of investments
  in power generation
  projects                       (127,063)         (7,279,299)
Write-down of investments
  in power projects             2,945,138                   0
Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates          (1,253,670)            228,350
(Increase) decrease in
  deferred due diligence
  costs                            30,000              44,835
(Increase) decrease in
  interest receivable             (10,143)             51,233
Increase (decrease) in
  other assets                    (96,228)            139,898
Increase (decrease) in
  accounts payable and
  accrued expenses                 (7,728)            (42,442)
Increase in due to
  affiliates                      603,720                   0
Total adjustments               2,084,026          (6,857,425)

Net cash provided
  by (used in)
  operating activities          1,575,287          (5,096,683)

Cash distributions to
  Shareholders                 (2,483,106)         (2,677,608)

Net cash provided by
 (used in) financing
 activities:                   (2,483,106)         (2,677,608)

Net (decrease) increase
  in cash and cash
  equivalents                    (907,819)         (7,774,291)

Cash and cash equivalents
  - Beginning of period         2,959,240          10,972,576

Cash and cash equivalents
  - End of period              $2,051,421          $3,198,285

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

2.     Summary of Significant Accounting Policies

     Interim financial statements
The financial statements for the three and nine months ended September 30, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

3.     Investments in Power Generation Projects

     The following investments in power generation projects are stated at fair value:

                            September 30,         December 31,
                              1997                 1996
Power generation projects:
  JRW Associates, L.P.     $ 5,305,298         $ 5,305,298
  Byron Power Partners,      3,138,072           3,138,072
    L.P.
  Providence Power
    Partners, L.P.           7,130,000           7,130,000
On-Site Cogeneration
 Projects:
  Ridgewood/Rhode Island
    PPLP                       800,000           3,722,618
  Ridgewood/Mass.
    PPLP                     3,223,881           3,223,881
  Ridgewood/Elmsford PPLP    1,430,136           1,430,136
  Other On-Site Cogen-
   eration Project
   Partnerships              4,205,288           4,100,745
        TOTALS            $ 25,232,675        $ 28,050,750


     JRW Associates, L.P. (known as San Joaquin Power Company)
On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $5,305,298. The Trust received distributions of $921,180 and $779,409 from the project for the periods ended September 30, 1997 and December 31, 1996, respectively.

Ridgewood Electric Power Trust III
Notes to Financial Statements

     Byron Power Partners, L.P. (known as Byron Power Company)
In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. The aggregate cost of the Trust's investment in the partnership was $3,138,072. The Trust received distributions of $439,990 and $428,540 from the project for the periods ended September 30, 1997 and December 31, 1996, respectively.

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

Through ownership in RPPCorp. and Providence Power, the Trust owns 35.7 % of the Providence Project. The remaining 64.3 % is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust IV. The Trust received distributions of $646,023 and $562,427 from the project for the periods ended September 30, 1997 and December 31, 1996, respectively.

     On-site Cogeneration Projects
On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects have 13.7 MW of base load and 5.7 MW of backup and standby capacity. The Trust paid a total of $11.3 million for the projects and has invested additional amounts in working capital. EUA operated the projects under a transition agreement until January 1, 1996, at which time Ridgewood Power Management Corporation, an affiliate of the Trust, assumed operational control. In September 1997, the Trust entered into an agreement with Alternate Energy Systems, Inc. (AES) to invest in three co-generation facilities operated by AES. The Total investment as of September 30, 1997 was $120,348. The Trust received distributions of $1,251,287 and $1,756,410 from these projects for the periods ended September 30, 1997 and December 31, 1996 respectively.

Ridgewood Electric Power Trust III
Notes to Financial Statements

     Ridgewood/ Rhode Island Power Partners L.P.
Ridgewood/ Rhode Island Power Partners Limited Partnership (the "Partnership") leases three 1,400 kilowatt Cooper Superior gas fired generator sets with heat recovery to a Rhode Island manufacturing company
under a lease expiring in 2006.   Two engines are in regular  use and one
engine is on standby. The partnership is entitled to receive a monthly fixed lease payment and a maintenance payment, which escalates over the term of the lease. The Partnership is responsible for maintaining the engines and related equipment. At the expiration of the lease, the lessee may purchase the equipment from the partnership for its fair market value. The aggregate cost of the Trust's investment in the partnership was $3,737,573. The Trust received distributions of $282,944 and $572,970 from the project for the periods ended September 30, 1997 and December 31, 1996 respectively. During 1997, the customer was in severe financial difficulties and repeatedly defaulted on its payment obligations. In response, the customer alleged violations by the Partnerhsip of the lease and requested renegotiation of the lease. In the course of the negotiations, the customer's principal creditor threatened to place the customer in Chapter 11 bankruptcy, which would result in a cancellation of the lease. The lessee has agreed to purchase the facility (the "Worcester Project") and terminate the lease in exchange for a single cash payment. Accordingly, the Trust has written down its investment in the Partnership by $2,937,573 to its estimated net realizable value of $800,000. The Trust expects to complete the sale in the fourth quarter of 1997. Please also refer to Item 5- Arbitration and Litigation, for additional information.

     Ridgewood/ Mass. Power Partners L.P.
Ridgewood/ Mass. Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 MW base load, simple cycle, dual-fuel, combustion turbine powered plant with a heat recovery steam generator which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project includes two 1.6 MW Caterpillar diesel engine generator sets to provide backup power. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. The aggregate cost of the Trust's investment in the partnership was $3,223,881. The Trust received distributions of $588,200 and $660,201 from the project for the periods ended September 30, 1997 and December 31, 1996, respectively. The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 KW serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

     Ridgewood/ Elmsford Power Partners, L.P.
Ridgewood/ Elmsford Power Partners, L.P. (the "Partnership") owns one cogeneration project consisting of two 665 KW (1,330 KW total) dual fuel Cooper Superior engine generator sets with heat recovery and a Caterpillar 600 kilowatt standby diesel generator set. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. The aggregate cost of the Trust's investment in the partnership was $1,430,136. The Trust received distributions of $326,236 and $160,940 from the project for the periods ended September 30, 1997 and December 31, 1996, respectively.

Ridgewood Electric Power Trust III
Notes to Financial Statements

     The "Other On-site Cogeneration Project Partnerships"
The "other on-site cogeneration project partnerships" consist of five partnerships, which own 30 of the 35 projects acquired from Eastern Utilities Associates. These 30 projects represent approximately one-third of the Trust's investment in the on-site cogeneration projects. All thirty are gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements have terms expiring between September 1996 and 2011. The projects represent 5.5 MW of base load capacity. The largest project is 660 KW or 12% of the capacity. The projects range in size from 30 KW to 660 KW. In September 1997, the Trust entered into an agreement with Alternate Energy Systems, Inc. (AES) to invest in three co-generation facilities operated by AES. All three facilities are located in New York. As of September 30, 1997 and December 31, 1996, the total cost of the Trust's investment in these partnerships was $4,205,288 and $4,100,745, respectively. In 1996, the Trust wrote-off four small projects amounting to $113,042. In September 1997 management decided to sell its interests in four plating plant facilities and write down its investment in these projects by $7,565 to the estimated net realizable value of $140,000. Management also wrote-off intercompany receivables of $290,542 relating to these facilities. The Trust received distributions of $53,907 and $362,299 from all of the projects for the periods ended September 30, 1997 and December 31, 1996, respectively.

4.     Transactions With Managing Shareholder And Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 5% of each capital contribution made to the Trust. The fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling, and closing costs for the offering of the Trust. For the periods ended September 30, 1997, December 31, 1996, and December 31, 1995, the Trust paid fees for these services to the managing shareholder totaling zero, zero and $860,195, respectively. These fees were recorded as a reduction in shareholders' capital contributions.

The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the periods ended September 30, 1997, December 31, 1996 and 1995, the Trust paid investment fees to the managing shareholder of zero, zero, and $343,779, respectively.

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the periods ended September 30, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $583,311, $794,026 and $482,309, respectively.

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

Ridgewood Electric Power Trust III
Notes to Financial Statements

received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees were paid through September 30, 1997.

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

5.     Arbitration and Litigation

The Trust's subsidiaries that own the on-site cogeneration projects have brought an arbitration proceeding against Eastern Utilities Associates, Inc., the former owner. The Trust has claimed that the former owner defrauded the Trust by misrepresenting the financial status of the Worcester Project and its customer and by making other material misrepresentations. The Trust also has claimed that the former owner breached numerous representations and warranties in the acquisition agreement and violated fair trade practice laws. The trust has demanded return of the entire $11.5 million paid for the On-Site Cogeneration Projects and additional compensatory damages. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The parties have selected arbitrators. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

In February 1997, the Trust's subsidiaries that own the San Joaquin and Byron projects filed suit in the Superior Court of California against Pacific Gas and Electric Company ("PG & E") for breach of the power sales contracts. The Trust argues PG & E has improperly withheld approximately $200,000 of capacity payments and also has asked for declaratory relief to require PG & E to conform to the contracts' terms in the future. The parties are in settlement negotiations which contemplate the payment to the Trust of most of its claims. The Trust has not reflected the withheld capacity payments in its financial statements pending the outcome of the suit.

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of

Ridgewood Electric Power Trust III
Notes to Financial Statements

California. Discovery has begun. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and it will defend the action vigorously.

                   ITEM 2 - MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements here.

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

Nine months ended September 30, 1997 versus nine months ended September 30,
1996

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

For the nine months ended September 30, 1997, the Trust's net loss was $509,000. The loss resulted from a third quarter 1997 charge to earnings of $3,236,000 relating to the write-down to net realizable value of the Trust's investment in five on-site cogeneration projects acquired from affiliates of Eastern Utilities Associates in 1995. Without the write-down, net income for the nine months ended September 30, 1997, would have been $2,727,000 as compared to net income of $1,761,000 for the same period in 1996, an increase of $966,000 (54.9%). This increase reflects an $1,060,000 increase in income received from Projects in which the Trust has invested, a decrease of $78,000 (39.3%) in interest income and a increase of $16,000 (2.4%) in Trust expenses.

During the first nine months of 1997, the Trust received income from the On-Site Cogeneration Projects, the Providence Project, the San Joaquin Project and the Byron Project of $1,251,000, $646,000, $921,000 and $440,000,
respectively. In the comparable period of 1996, the Trust received income from the On-Site Cogeneration Projects, the Providence Project, the San Joaquin Project and the Byron Project of $1,235,000, $330,000, $339,000 and $294,000, respectively. The increases from the two California projects primarily reflect operating improvements.

During the first nine months of 1997, interest and dividend income decreased by $168,000 from the comparable 1996 period, as a result of the increase of the amount of cash invested in Projects, which decreased the cash invested in short-term securities.

For the nine months ended September 30, 1997, the Trust's expenses (excluding investment write-downs) increased by $16,000 from the same period in 1996. There were no material changes in any of the expense categories.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, net cash provided by operating activities of $1,575,000 included $573,000 of cash which was transferred to the Trust when the Trust changed its cash management procedures and consolidated all significant cash balances at the Trust level. Cash distributions to shareholders were $2,483,000 as compared to $2,678,000 in the first nine months of 1996.

During the third quarter of 1997, the Trust and the Trust's principal bank executed a commitment letter for a revolving line of credit, whereby the bank will provide a three year committed line of credit facility of $757,000. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust expects to execute the definitive credit agreement during the fourth quarter of 1997.

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

Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. Other states, such as Massachusetts, New Hampshire and New York, are preparing their own initiatives. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the California authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in other states where it does business.

Legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, which in turn could affect the Trust.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The Trust's subsidiaries that own the On-Site Cogeneration projects have brought an arbitration proceeding against the seller of those Projects, a subsidiary of Eastern Utilities Associates, Inc., the former owner. In September and October 1997, the Trust amended its claim to allege fraud with regard to the project owned by Ridgewood/Rhode Island Power Partners, L.P., other fraud and unfair trade practices. It increased its damage claim to $11.5 million of rescissory damages and up to $20 million of other damages. The arbitration panel has been constituted. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

In February 1997, the Trust's subsidiaries that own the San
Joaquin and Byron projects filed suit in the Superior Court of California for the City of San Francisco against Pacific Gas and
Electric Company ("PG & E") for breach of the power sales contracts.
The Trust argues PG & E has improperly withheld approximately $200,000 of capacity payments and also has asked for declaratory relief to require PG & E to conform to the contracts' terms in the future. Settlement negotiations are in progress which contemplate payment to the Trust of most of its claims. The Trust has not reflected the withheld capacity payments in its financial statements pending the outcome of the suit.

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery is in progress. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and it will defend the action vigorously.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


November 14, 1997            By /s/ Martin V. Quinn
Date                            Martin V. Quinn,
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)