Form 10-K
period 1997-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1998-04-23
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

	Registrant's Telephone Number, including Area Code:  (201) 447-9000

	Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 21, 1998 was $39,034,440.

Exhibit Index is located on page 52.

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

     The Trust is organized similarly to a limited partnership. Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day to day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). The Managing Shareholder and the Independent Trustees of the Trust meet together as the Board of the Trust and take the actions that the 1940 Act requires a board of directors to take for a business development company. The Board of the Trust also provides general supervision and review of the Managing Shareholder but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act.

	Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.
The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10. - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

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

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and in some cases, to provide heat energy or chilled water as well to users. The Trust also may invest in facilities related to those projects.

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

     The Trust has invested its funds in four Projects:  (i) a
5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project"); (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project"); (iii) a portfolio of 35 cogeneration facilities located in California, New York, Massachusetts, Connecticut and Rhode Island, purchased from Eastern Utilities Associates, Inc. (the "On-site Cogeneration Projects") and (iv) a 13.8 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project").

     As discussed below, the Trust is a "business development company" under the 1940 Act. In accounting for its Projects, it treats each Project as a portfolio investment that is not consolidated with the Trust's accounts. Accordingly, the revenues and expenses of each Project are not reflected in the Trust's financial statements and only cash distributions are included, as revenue, when received. Therefore, the recognition of revenue from Projects by the Trust is dependent upon the timing of distributions from Projects by the Managing Shareholder. As discussed below at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, distributions from Projects may include both income and capital components.

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

     The San Joaquin Project, which is a Qualifying Facility, has been operating since 1991 and uses natural-gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020(the "Power Contract"). The Project's electricity output is sold at a formula price set by the California Public Utilities Commission that approximates the utility's avoided cost. Currently, the formula consists of a fixed payment for the plant's capacity and a payment per unit of energy delivered that is tied to 85% of the cost of natural gas, the fuel used at the plant. The capacity payments vary seasonally and are significantly higher during the April-October peak season. Thermal energy from the San Joaquin Project is used to provide steam to an adjacent food processing company under long term contracts that also terminate in 2020.

    Until 1997, the plant only operated during the six month peak season during peak hours. In 1997, the California Public Utilities Commission amended the rate structure to allocate more of the capacity payments to operations during the non-peak months from November to March. As a result, less of the capacity payment could be earned during the peak season. The Trust approached the food processor with a proposal to run the Project and provide steam year-round to the processor. To do so, the Trust made approximately $750,000 of improvements to the steam transfer system and the processor waived certain increases in the rent for the Project site. The parties are negotiating modifications to the thermal host contracts under which the Project would rent its site from the food processor and supply it with steam for a net annual payment of $150,000 from the Project to the food processor.

	California is implementing a competitive power market beginning April 1, 1998 in which generators will eventually auction capacity and energy output that is not committed for sale under long-term contracts. It is expected that eventually the California Public Utilities Commission will change the payment formula for many long-term contracts (including the San Joaquin Project's) to use the auction prices for capacity and energy output. This would have effects on the Project's revenues that are not predictable at this time but that might result in a reduction in the prices paid by PG&E for electricity during off-peak periods.

	Distributions from the Project to the Trust for 1997 totalled $1,152,000 (a 21.4% annual return), up from $779,000 in 1996. The increase resulted from operating the plant for three additional months beginning in April 1997 and from moderating fuel costs. Further, unlike 1996, there was no withholding by PG&E of capacity payments. See Item 3 - Legal Proceedings.

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

     The Byron Project, like the San Joaquin Project, is fueled by natural gas and sells its electricity output to Pacific Gas & Electric Company under agreements substantially identical to those at the San Joaquin Project. The Power Contracts also expire in 2020. The Project's heat output is used to evaporate brine from oil and gas wells, with payments by the Project for the site lease offsetting the thermal host's payments for heat.

     The California Public Utilities Commission's changes to the rate structure under the San Joaquin Power Contract, discussed above, had identical impact on the Byron Project. No material capital improvements were needed for the Byron Project to operate on a year-round schedule and like the San Joaquin Project it began that schedule in April 1997.

     Distributions to the Trust from the Byron Project in 1997 were $572,000 (a 20.2% annual return), up from $429,000 in 1996.
The increase reflected the three months of additional operation in 1997, moderating fuel costs and the lack of withholding of payments by PG&E.

     Please refer to the discussion of the San Joaquin Project for further details on regulatory issues for the Byron Project.

(iii)  On-site Cogeneration Projects

     In September 1995, the Trust purchased the ownership interests in the On-Site Cogeneration Projects, a portfolio of 35 "inside the fence" cogeneration Projects owned by affiliates of Eastern Utilities Associates, Inc. ("EUA"), for an aggregate purchase price of approximately $11.3 million. The Trust has invested an additional $1,369,934 for capital improvements in the Projects and has expended additional amounts on remediation. The On-site Cogeneration Projects use natural gas fired turbines or reciprocating engines to provide electrical energy and/or heat for industrial uses or air conditioning purposes under contracts with a variety of industrial customers. The On-site Cogeneration Projects were located on 35 sites in California (18 sites), Connecticut (six sites), Massachusetts (two sites), New York (eight sites) and Rhode Island (one site). The purchase agreement provided that the acquisition would take place as of September 30, 1995, and accordingly the Trust assumed the benefits and risks of the On-site Cogeneration Projects accruing after that date. Distributions from the On-site Cogeneration Projects began in 1996 and in 1997 totalled $1,429,000 (a 11.9% annual return), down from $1,755,000 in 1996.

     Returns from the On-site Cogeneration Projects have deteriorated since their purchase and beginning in the third quarter of 1997 the Trust has closed the majority of the Projects for unprofitability. As of April 1, 1998, only 15 of the Projects are still in operation. In the future, the Trust may decide to close additional Projects because of contract expirations, unprofitability and other factors.

     The On-Site Cogeneration Projects have been divided for financial reporting purposes into four groups. The Massachusetts Projects include a project located at a textile manufacturer in Fall River, Massachusetts (a 3.5 Megawatt turbine with backup diesel engines) and a project at a housing complex in Worcester, Massachusetts (.25 Megawatts). The Trust has successfully resolved contract interpretation disputes with the textile manufacturer and the Massachusetts Projects remain profitable. The Rhode Island Project, which was sold in December 1997, was located at a textile manufacturer in Centerdale, Rhode Island and had a rated capacity of 4.2 Megawatts from three natural-gas-fired engines. The host was obligated under an equipment lease and maintenance agreement to make payments of approximately $900,000 per year to the Trust, and according to projections supplied by EUA, the Project should have earned cash flow of $800,000 per year. The host manufacturer for several years had been significantly in arrears in its payments and made only sporadic payments to the Trust. The Project's operations were suspended in October 1996, and were only briefly resumed in spring 1997 after the host made a few payments. In May 1997 the host's primary lender threatened to place the host textile manufacturer into bankruptcy, which would have terminated the host's contract with the Trust. After protracted negotiations, the Trust sold the Project to the lender in December 1997 for $900,000 and the Trust recorded a loss of $2,752,000.

     The Coca-Cola Project is located at a bottling plant of Coca-Cola Bottling Company of New York at Elmsford, New York and has a rated capacity of 1.3 Megawatts with a .6 Megawatt standby diesel generator set. The Project is profitable but is not meeting projections because the bottling plant's demand for heat has decreased and because of design defects in the Project which make it incapable of avoiding a large portion of the bottling plant's charges from the local utility.

     The remaining 31 On-site Cogeneration Projects, all of which are or were natural-gas-fueled, were located in California and New York and had an aggregate rated capacity of 5.5 Megawatts.
In 1996, the Trust discontinued operation of and wrote off four small On-Site Cogeneration Projects in this group with a total rated capacity of .24 Megawatts of electricity, which had book values totalling $113,000. The discontinued Projects had produced nominal cash flow or losses. In 1997 the Trust discontinued operation of and wrote off 15 additional Projects in this group, for a total of $1,992,000. The Trust is pursuing an arbitration proceeding against EUA for damages, as described at
Item 3 - Legal Proceedings.

     The Trust is currently financing the acquisition of four small cogeneration facilities in the New York metropolitan area which will be managed by an independent operator. The Trust will have a preferred right to annual distributions equal to 16% of its investment before the independent operator is entitled to any compensation or distribution rights. The total investment was $135,000 at December 31, 1997.

     In purchasing the On-site Cogeneration Projects, the Managing Shareholder concluded that the costs of engaging third party managers to operate many smaller Projects would significantly reduce total returns to the Trust. The Managing Shareholder, after reviewing the alternatives, elected to create an in-house management capability as a means of limiting costs, acquiring valuable operating and industry knowledge and increasing efficiency. It accordingly organized an affiliate, Ridgewood Power Management Company ("RPMC"). Management responsibility for the On-site Cogeneration Projects was substantially transferred to the Managing Shareholder and RPMC at the end of 1995 and the Managing Shareholder and RPMC are currently operating or supervising operation of all of the Trust's Projects except 8 small On-Site Cogeneration Projects located in New York and Connecticut, which are managed by an independent operator. See Item 10 -- Directors and Executive Officers of the Registrant.

(iv)  Providence Project

     The Trust and Ridgewood Electric Power Trust IV, a similar program organized by the Managing Shareholder ("Ridgewood Power IV"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. The Trust invested $7.1 million in the Project and Ridgewood Power IV supplied the remainder of the $20 million investment in the Project. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs)and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Project is encumbered by $5.4 million of debt maturing in installments through 2004. In 1997, as described below, capital improvements were completed and the Trust's total investment in the Project increased to $7,504,000.

     The Project burns methane gas (the major component of natural gas) generated by the decomposition of garbage in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company with a 22 year term remaining.

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

     Since the Trust purchased the Project in April 1996, average output from the existing eight engine-generator sets has risen by approximately 25% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996 and 11.5 Megawatts in 1997. Since August 1997, monthly sales have approached or equalled the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity by approximately 1/8, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract. Distributions from the Project for 1997 to the Trust totalled $922,941 (a 12.3% annual return) up from $562,000 for the period April 16-December 31, 1996.

     The Trust currently has approximately $1.8 million of uninvested funds, some of which may be required for maintenance or replacement purposes or working capital. The Trust is actively seeking additional small-scale Projects for investment.

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

(3)  Project Operation.

     Revenue from the San Joaquin, Byron and Providence Projects primarily comes from Power Contracts with the local electric utilities. The pricing provisions of these Power Contracts have two components, energy payments and capacity payments. Energy payments are based on a facility's net electric output, with payment rates usually indexed to the fuel costs of the purchasing utility or to general inflation indices. Capacity payments are based on either a facility's net electric output or its available capacity. Capacity payment rates vary over the term of a Power Contract according to various schedules. Until April 1997, approximately 90% of the capacity payment for the Byron and San Joaquin Projects was allocated to the peak demand months of April through October, and accordingly it was most economic to operate the Projects only in those months and to close them for the remainder of the year. In 1997, the California Public Utilities Commission reduced the allocations to the peak months to approximately 78%. This would cause a significant decrease in Project income if six-month operations were continued. Accordingly, effective April 1, 1997, the Byron and San Joaquin Projects were operated on a year-round schedule. The Trust believes that substantially all of the incremental costs of full-year operation will be recovered from the energy payments. In 1997, the change resulted in material increases in the Projects' income. The allocation of capacity payments to peak and non-peak months may be changed at any time by action of the California Public Utilities Commission, based on its own review or petitions by purchasing utilities, and any change may materially and adversely affect the two Projects.

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

     The Managing Shareholder accordingly has organized RPMC to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of all of its Projects, other than 8 small On-site Cogeneration Projects located in New York and Connecticut, to RPMC. See Item 10 -- Directors and Executive Officers of the Registrant and Item 13 -- Certain Relationships and Related Transactions for further information regarding the Operation Agreement and RPMC and for the cost reimbursements received by RPMC.

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

     Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain their status as a Qualifying Facility under PURPA, it is imperative that each cogeneration Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. Therefore, since the Byron and San Joaquin cogeneration Projects have only two customers (the electric energy purchaser and the thermal products purchaser), and because it may be impractical to obtain replacement purchasers of either the electrical or thermal output, loss of either of these customers would likely have a material adverse effect on the Trust.

	PG&E undertakes a monitoring program as required by the California Public Utilities Commission for data on thermal deliveries at the Byron and San Joaquin Projects. If a Project were to fail to meet PURPA standards, PG&E would be able to exclude a proportionate part of its purchases of electricity from the long-term power contract and pay at substantially lower spot rates for that part of its purchases. This would require the Project to refund substantial amounts. To date PG&E has not been able to establish any deficiency by the Projects and the Trust believes that the San Joaquin and Byron Projects have consistently exceeded PURPA requirements.

     Customers of Projects that accounted for more than 10% of annual distributions from operating sources to the Trust in each of the last three fiscal years are:

                                           Calendar year
                                 1997          1996          1995
Pacific Gas & Electric Co.       42.3%           34.3%       100.0%
 (San Joaquin & Byron Projects)
New England Electric System      22.6%           16.0%         0.0%
 (Providence Project)
Globe Manufacturing Co.          18.3%           18.7%         0.0%
 (Massachusetts Projects)
The Worcester Company             6.9%           16.3%         0.0%
 (Rhode Island Project)

     Each On-Site Cogeneration Project sells all of its output to a single customer and termination of those contracts would end all revenue from a Project, unless the engines and other equipment could be economically moved to and installed on a new host's site. The Providence Project burns methane gas generated by the decomposition of garbage, which causes that Project to be a "small power production facility" under PURPA. This allows it to be a Qualifying Facility without the need to sell thermal energy or to meet efficiency standards.

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

     Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. Such fluctuations directly affect the profitability of Projects that use these fuels.

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

(4) Trends in the Electric Utility and Independent Power
Industries

	The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the San Joaquin, Byron and Providence Projects are Qualifying Facilities with long-term formula-price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

     To date, the Federal Energy Regulatory Commission and California authorities have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. This alternative is being implemented in California, may reduce incentives to invalidate the Olinda Project's Power Contract. In some states, utilities are being encouraged or ordered to issue bonds or other financial instruments to retire stranded cost assets or contracts, supported by transition charges.

     No action has yet been taken by federal or state legislators to date to impair Independent Power Projects' existing power sales contracts, and there are federal constitutional provisions restricting actions to impair existing contracts. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects compliance with those Power Contracts vigorously. See the discussion of the San Joaquin Project, above, for regulatory requirements in California for utility monitoring of Power Contracts and potential effects on the San Joaquin and Byron Projects.

     Predicting the consequences of any legislative or regulatory action is inherently speculative and the effects of any action proposed or effected in the future may harm or help the Trust. Because of the consistent position of the regulatory authorities to date and the other factors discussed here, the Trust believes that so long as it performs its obligations under the Power Contracts, it will be entitled to the benefits of the contracts.

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. If such an attempt were to be made, the Trust might face material costs in contesting those utility actions. Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. No such offer has been suggested or made to the Trust, although the Trust would entertain such an offer.

     Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchaser will stay out of bankruptcy.

     After the Power Contracts for the San Joaquin, Byron and Providence Projects expire in 2020 or those contracts terminate for other reasons, those Projects under currently anticipated conditions would be free to sell their output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Projects could then sell their output or do so profitably. Because the San Joaquin and Byron Projects are fueled by natural gas purchased at market prices and because those Projects are relatively small-scale, they might have cost disadvantages in competing against larger competitors that would enjoy economies of scale. While the Providence Project is not subject to natural gas price fluctuations and it may benefit from environmental requirements for utilities to purchase power from environmentally favorable sources, the supply of fuel gas from the landfill is not assured, and it may also have diseconomies of small scale. The Trust is unable to anticipate whether thermal sales from cogeneration from the San Joaquin and Byron Projects or environmental subsidies at the Providence Project would offset any possible cost disadvantages in electric generation or gas supply deficiencies or whether in fact the Projects would have cost disadvantages after the contracts end. It is thus impossible to predict the profitability of those Projects after termination of the Power Contracts.

     The remaining On-site Cogeneration Projects, which have "shared savings" contracts, are exposed to the changes in the electric industry that are being caused by wholesale and retail deregulation, as explained below. To date, these deregulation efforts have not had material adverse effects on these Projects, but there is the potential for some impact on revenues in 1998 and later years.

(5).  Competition

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

(iv)  Potential Legislation and Regulation.

     All federal, state and local laws and regulations, including but not limited to PURPA, the Holding Company Act, the 1992 Energy Act and the FPA, are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Trust.

(6).  Regulatory Matters.

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

(i)  Energy Regulation.

(A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. Qualifying Facilities under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects (including the Providence Project), known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership. Recent federal legislation has eliminated the maximum size requirement for solar, wind, waste and geothermal small power production facilities (but not for hydroelectric or biomass) for a fixed period of time.

     In addition, PURPA requires electric utilities to purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and to sell back up power to Qualifying Facilities on a non discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." Finally, PURPA requires electric utilities to interconnect with Qualifying Facilities and provide back-up power, which benefits the On-Site Cogeneration Projects. While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, PURPA helped to create a regulatory environment in which it had become more common for such contracts to be negotiated until recent years.

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that the Byron, San Joaquin and Providence Projects, which sell electricity to public utilities, and the On-Site Cogeneration Projects, which do not normally sell electricity but which are interconnected with the local electric utilities, are Qualifying Facilities. Maintaining the Qualified Facility status of an electric generating Project that sells power to utilities is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational requirements of PURPA, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project. The Trust endeavors to comply with these requirements, but there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. In California, the state regulator has authorized a comprehensive monitoring system under which electric utilities continuously meter a Project's performance. Many California utilities, including PG&E, the utility that purchases the San Joaquin and Byron Projects' electric output, aggressively use this data to press for termination of Qualifying Facility status, and there is an ongoing risk that the utility will assert that the Project does not qualify for any given year. The Trust believes that those Projects have qualified and will continue to qualify. The On-site Cogeneration Projects do not sell material amounts electricity to utilities or off-site customers; therefore, they need not be Qualifying Facilities so long as state requirements or market forces assure the ability of the On-Site Cogeneration Projects to interconnect for back-up power.

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

     Companies whose facilities are subject to regulation by FERC under the FPA because they do not meet the requirements of PURPA may be limited in negotiations with power purchasers. However, since such projects would not be bound by PURPA's heat energy use requirement for cogeneration facilities, they may have greater latitude in site selection and facility size. If any of the Trust's electric power Projects that sell to utilties failed to be a Qualifying Facility, it would have to comply with the FPA.

(D) Fuel Use Act. Larger Projects may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act.
The Trust believes that the Byron and San Joaquin Projects are coal-capable and thus qualify for exemption from the Fuel Use Act.

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

(ii)  Environmental Regulation.

     The construction and operation of Independent Power Projects are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time. In recent years, supply of allowances has tended to exceed demand, primarily because of improved control technologies and the increased use of natural gas.

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause some areas in which Projects are located to be classified as non-attainment areas. If so, states will be required to impose additional requirements for industries to reduce emissions. It is uncertain whether or how any reductions would be applied to small facilities such as the Trust's Projects. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. In addition, many eastern states, including Massachusetts and New York, have organized in the Ozone Transport Assessment Group to require further restrictions on emissions of nitrogen oxides. The Environmental Protection Agency is considering the Group's recommendations as well as other proposals to reduce emissions of nitrogen oxides and other ozone-forming chemicals. If adopted, new regulations could required the Trust to install additional equipment to reduce those emissions or to change operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

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

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and stormwater discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by stormwater permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges to groundwaters or streams.

     In 1998, the Trust's Projects will become subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms will list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have developed limited expertise and experience in obtaining necessary licenses, permits and approvals. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

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

(e)  Employees.

     The Projects are operated by RPMC and accordingly the Trust has no employees. The persons described below at Item 10. Directors and executive officers of the Managing Shareholder and RPMC serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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


                                                      Approximate
                                            Approx-     Square        Descrip-
                       Ownership  Ground     imate    Footage of        tion
                       Interests  Lease     Acreage    Project (Actual   of
Project      Location   in Land  Expiration  of Land  or Projected)    Project

Byron         Byron,      Leased    2021         2      28,000      Gas-fired
            California                                            cogeneration
                                                                      facility
San Joaquin  Atwater,     Leased    2021         1      25,000       Gas-fired
            California                                            cogeneration
                                                                      facility
On-Site      15 sites     Leased   various       n/a       n/a     Inside-the-
 Cogen-        in CA,       or                                          fence,
 eration      CT, MA,     licensed                                   gas-fired
              and NY                                                or diesel-
                                                                       fueled
                                                                  cogeneration
                                                                   engines and
                                                                    generators
Providence   Providence,  Leased    2020         4      10,000       Landfill
             Rhode Island                                            gas-fired
                                                                    generation
                                                                      facility


Item 3.  Legal Proceedings.

     The Trust's subsidiaries that own the San Joaquin and Byron Projects filed suit in the Superior Court of California, City and County of San Francisco, in February 1997 against PG&E, alleging breach of the Power Contracts by PG&E's withholding a total of approximately $164,000 as noted above. PG&E has answered the complaint and has counterclaimed for all payments made to those Projects. The parties have conducted settlement negotiations since October 1997 without coming to a final agreement. If settlement is not reached by mid-April 1998, discovery will resume and a trial is scheduled for August 1998.

     On February 27, 1997, Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming damages for violation of an alleged confidentiality agreement and for fraud relating to the acquisition of the San Joaquin and Byron Projects. Mr. Cutbirth claims that the Managing Shareholder agreed to deal with him exclusively in connection with the Projects. The suit includes a claim for an equity interest in the Projects and an management contract for the Projects. The Managing Shareholder removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has been completed and motions for summary judgment are pending before the court. The Managing Shareholder believes it has ample defenses and is vigorously defending the case. If summary judgment is not obtained, the case is scheduled for trial in June 1998. The Trust might be obligated to indemnify the Managing Shareholder against any liability if the Managing Shareholder acted in good faith and in the Trust's best interests and the conduct was neither negligence or misconduct.

     The Trust's subsidiaries that own the On-site Cogeneration Projects brought an arbitration proceeding against the seller, a subsidiary of Eastern Utilities Associates, Inc., before the American Arbitration Association in Boston, Massachusetts in December 1996, alleging fraud and breaches of representations and warranties made by the seller in the agreements of sale. The Trust has requested damages including refund of some or all of the purchase price, the costs of capital improvements and other items and has requested that the damages be doubled or trebled under applicable Massachusetts law. The seller has counterclaimed for approximately $550,000 that it alleges it was owed for management services during October, November and December 1995. The parties are conducting limited discovery in preparation for arbitration hearings scheduled for June 1998.
See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of
Operations - The year ended December 31, 1997 . . . . for
information regarding the damages suffered by the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1997.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

(a)  Market Information.

     The Trust sold 391.8444 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares which closed on May 31, 1995. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares and the Trust has no intention to make any public offering of its Investor Shares.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and four other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, II, IV and V) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

     As of the date of this Form 10-K, there are 759 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in the years 1996 and 1997:

                             Year ended                Year ended
                         December 31, 1997      December 31, 1996
Total distributions
 to Investors                $3,045,001                $3,694,661
Distributions per
 Investor Share                   7,771                     9,429
Distributions to
 Managing Shareholder            30,758                    37,312


     Distributions are made on a monthly basis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

     Subject to the other factors described in this Annual Report on Form 10-K, the Trust's goal is to provide Investors with annual distributions of net cash flow, as defined in the Declaration of Trust, of 14% of their Capital Contributions to the Trust. The Trust's cash flow comes primarily from distributions from Projects. Those distributions are from cash flow of the Projects, which includes income of Projects plus funds representing depreciation and amortization charges taken by the Projects. Because the Trust's objective is to distribute net cash flow, a substantial portion of many distributions by the Trust will include cash flow derived from depreciation and amortization charges against assets at the Project level. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects are considered to be revenue to the Trust for accounting purposes. Occasionally, distributions may also include cash released from operating or debt service reserves, Trust-level depreciation or amortization, or other non-cash charges against earnings. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information      As of and      As of and          As of and          As of and
Schedule                       for the        for the            for the            for the
Selected Financial Data       Year Ended     Year Ended         Year Ended       Period Ended
                             December 31,    December 31,      December 31,      December 31,
                                1997            1996              1995               1994
Total Fund Information:


Net revenue from
 operating projects          $4,075,390     $3,525,613         $1,317,287                 $0
Net income (loss)            (1,355,866)(A)  2,541,686          1,440,550           (213,299)
Net assets
 (shareholders' equity)      26,957,314     31,388,939         32,579,226         18,671,356
Investments in project
 development and power
 generation limited
 partnerships                24,613,978     28,050,750         20,884,493                  0
Total assets                 27,336,224     31,430,075         32,651,668         18,405,145
Per Investor Share:
  Revenues                      $10,788         $9,630             $6,066             $1,178
  Expenses                       14,249(A)       3,143              2,389              2,144
  Net income (loss)              (3,460)         6,486              3,676               (966)
  Net asset value                68,796         80,106             83,143             84,598
Distributions to Investors        7,771          9,429              5,896                  0

(A) After writedowns of investments of $4,743,631 ($12,106 per Investor Share).

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Introduction

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto, found at the end of this Annual Report. The Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. Dollar amounts in this discussion are generally rounded to the nearest $1,000, except per share data.

Outlook

     The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The States that the Trust's Projects operate in have passed or are considering new legislation that permits utility customers to choose their electricity supplier in a competitive electricity market. The Providence, San Joaquin and Byron Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts expiring in 2020, 2021 and 2020, respectively. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Projects to operate profitably.

     In addition to the industry trends discussed above at Item 1(c)(4) - Business --Trends in the Electric Utility and Independent Power Industries as described above, several of the Trust's Projects are experiencing significant pressures on their profitability and operations. Increases in natural gas prices during the winter months of 1996 and early 1997 impaired profitability at certain of the On-Site Cogeneration Projects, although natural gas prices began to fall in late 1997. As the Byron and San Joaquin Projects move to 12 month operation, they will become exposed to wintertime fluctuations in gas prices.
The Managing Shareholder is considering entering into long-term gas supply arrangements to reduce exposure to the gas price fluctuations, but the relatively small size of the Projects as customers may limit its ability to do so. The Providence Project, which burns landfill gas, has no exposure to gas price fluctuations.

Results of Operations
The year ended December 31, 1997 compared to the year ended
December 31, 1996.

     In 1997, the Trust's net loss was $1,356,000. The loss resulted from third and fourth quarter 1997 charges to earnings totaling $4,744,000 relating to the write-down to net realizable value of the Trust's investment in 16 terminated On-site Cogeneration Projects acquired from affiliates of Eastern Utilities Associates in 1995. In 1996, the Trust wrote-down four On-site Cogeneration Projects totaling $113,000. The 1997 and 1996 results from operations for the On-site Cogeneration Projects were substantially below expectations; resulting from the prior owner's poor maintenance and operation, design defects, defaults by a customer; in some cases, a pattern of overbilling of customers; and other breaches of the purchase agreement.
These Projects also suffered temporarily in early 1997 and late 1996 from sharp increases in natural gas prices. Most of these Projects are "shared savings" projects under which the Projects' billings are computed with reference to utilities' retail electricity and gas rates. Because utility rates to retail customers in many cases did not rise as fast as the gas prices paid by the Projects, margins were severely impacted in the winter of 1996-1997.

     Without the write-downs of the On-site Cogeneration Projects, net income for 1997 would have been $3,388,000 as compared to net income of $2,655,000 for 1996, an increase of $733,000 (27.6%). This increase reflects a $549,000 increase in income received from Projects in which the Trust has invested, a decrease of $96,000 (38.7%) in interest income and a decrease of $280,000 (25.0%) in other Trust expenses. In 1997, interest income decreased by $96,000 from 1996, as a result of the increase of the amount of cash invested in Projects, which decreased the cash invested in short-term securities. For 1997, the Trust's expenses (excluding investment write-downs) decreased by $280,000 from 1996, principally due to a $254,000 decrease in Project due diligence costs because the Trust evaluated fewer acquisition targets in 1997. There were no material changes in the other expense categories.

     As summarized below, income from power generation projects increased 15.6% to $4,075,000 in 1997 compared to $3,526,000 in
1996:

Project                                   1997          1996          1995

On-site Cogeneration:
    Massachusetts                   $  745,000      $ 660,000               0
    Rhode Island                       283,000        573,000               0
    New York                           293,000        161,000               0
    Others                             108,000        362,000               0
    Subtotal                         1,429,000      1,756,000               0
San Joaquin                          1,152,000        779,000         982,000
Providence                             923,000        562,000*              0
Byron                                  571,000        429,000         335,000

Total                               $4,075,000     $3,526,000      $1,317,000

*   Represents a partial year April 16 to December 31, 1996.

     In 1997, income from the San Joaquin, Providence and the Byron Projects increased by $373,000 (47.9%), $361,000 (64.2%), and $142,000 (33.1%), respectively. As a result of changes made in the calculation of capacity payments received under their electricity sales contracts, the San Joaquin and Byron Projects improved profitability by operating for nine months in 1997, as compared to six months in 1996. It is expected that these Projects will operate for twelve months in 1998. The Trust acquired its interest in the Providence Project in mid-April 1996. Accordingly, 1996 results only include eight and one half months of activity. Additionally, 1997 operating profitability improved by adding a ninth engine and increasing sales to the utility. In 1997, income from the On-Site Cogeneration Projects decreased by $327,000 (18.6%) as a result of the problems discussed above.

The year ended December 31, 1996 compared to the year ended
December 31, 1995.

     Net income for 1996 was $2,542,000, a $1,101,000 increase
(76.4%) from the 1995 net income of $1,441,000. Revenues increased $1,397,000 to $3,773,000 (58.8%), while Trust-level expenses rose to $1,232,000 in 1996 from $936,000 in the prior year, a $295,000 (31.5%) increase.

     With the On-site Cogeneration Projects and the Providence Project making their first distributions to the Trust in 1996, income from power generation projects increased by 167.5% ($2,208,000) to $3,526,000, and concurrently, as funds were invested in Projects, interest and dividend income decreased to $248,000 in 1996 from $1,060,000 in 1995, an $812,000 (76.6%)
decrease. Distributions from the On-site Cogeneration Projects were substantially below expectations (a 14.1% annual return in 1996), resulting from the factors discussed above. These Projects also suffered temporarily in late 1996 from sharp increases in natural gas prices.

     Distributions from the Providence Project were low (an 11.1% annualized return) but within expectations. At the time the Project was purchased its profitability was low and the Trust planned to make significant investments and changes to operations to increase the Project's efficiency and profitability. Output increased by an average of 33% in the first 8 1/2 months of ownership by the Trust.

     Trust-level expenses increased by 31.6% from 1995 to 1996, but the nature of those expenses changed significantly as the Trust ended the major portion of its investment program. The investment fee, which is charged in the year capital contributions are made and which is paid to the Managing Shareholder to compensate it for investment advice and evaluation, was $344,000 in 1995 but was not charged in 1996, reflecting the conclusion of the offering of Investor Shares in 1995. The management fee, which is charged on the basis of the Trust's net assets, increased from $482,000 in 1995 to $794,000 in 1996, a $312,000 (64.6%) increase.

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

Liquidity and Capital Resources

     For 1997, net cash provided by operating activities of $2,804,000 included $594,000 of cash which was transferred to the Trust when the Trust changed its cash management procedures and consolidated all significant cash balances at the Trust level.
In 1997, net cash provided by operating activities include deductions of $1,370,000 and $664,000 for cash advances to various projects to fund capital expenditures and working capital, respectively. Cash distributions to shareholders were $3,076,000 in 1997 as compared to $3,732,000 in 1996. As a result of lower earnings from the On-site Cogeneration Projects, monthly cash distributions were reduced to $500 per share in July 1997 from an average of $800 per share during the first six months of the year.

     During the fourth quarter of 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1997.

     Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The need to retain working capital is further reduced by the availability of the line of credit facility. The Trust anticipates that its cash flow from operations during 1998, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Financial instruments

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Currently the Trust invests only in bank obligations of Fleet Bank, N.A. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low.

Year 2000 Remediation.

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan on schedule.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of 1998 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs.

     The marketing and investor relations functions rely on custom-written software and the Managing Shareholder has hired a specialist to remedy that software. The year 2000 changes in the distribution system, which is used to send checks to Investors, have been completed and are being tested. The effort is on schedule to complete remediation and testing by December 31, 1998 and the Managing Shareholder believes that all material systems will be year 2000 compliant by early 1999. Some systems are being remediated using the "sliding window" technique. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective.

     Although the total cost associated with year 2000 compliance is not yet determined, the Trust does not believe that the costs will be material to its financial position or results of operation.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

     Report of Independent Accountants                       F-2
     Balance Sheet at December 31, 1997 and 1996             F-3
     Statement of Operations for Three Years
      ended December 31, 1997                                F-4
     Statement of Changes in Shareholders'
      Equity for Three Years ended December 31,
      1997                                                   F-5
     Statement of Cash Flows for Three Years
      ended December 31, 1997                           F-6 -F-7
     Notes to Financial Statements                   F-8 to F-14

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles and Securities and Exchange Commission positions applicable to business investment companies, which require the Trust's investments in Projects to be presented on the cash method, rather than on the equity method or on a consolidated basis.

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

     Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     The Managing Shareholder was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. The business objectives of these four trusts are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 46 limited partnership funds and one business trust over the last 16 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Power Capital Corporation ("Ridgewood Capital"), organized in 1998, which assists in offerings made by the Managing Shareholder; and Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund and RPMC. Each of these corporations is wholly owned by Robert E. Swanson, who is their sole director.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 51, has also served as President of the Trust since its inception in November 1992 and as President of RPMC, Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 39, has served as Executive Vice President of the Managing Shareholder, RPMC, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Power Capital Corporation since its organization in 1998. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 43, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMC and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMC and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 50, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts organized by the Managing Shareholder and RPMC in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMC in April 1997 and is now also Chief Financial Officer of the Growth Fund.

     Mr. Quinn has 29 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President-Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 45, has served as Vice President of the Managing Shareholder, RPMC, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 1999 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

(d)  Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder, with the addition of Joseph A. Heyison, Senior Vice President and General Counsel. Mr. Heyison, age 43, joined RPMC in January 1996. He was previously of counsel to the law firm of De Forest & Duer, concentrating in corporate finance, banking, environmental law and securities. He is a member of the bars of New Jersey, New York and Ohio and was graduated from the University of Pennsylvania Law School in 1979.

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

     The Independent Trustees of the Trust are Ralph O. Hellmold and Jonathan C. Kaledin. Set forth below is certain information concerning Mr. Hellmold and Mr. Kaledin, who also serve as independent trustees of Ridgewood Power II and as independent panel members of Ridgewood Power V. Both are independent power programs sponsored by Ridgewood Power. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Neither Mr. Hellmold nor Mr. Kaledin is otherwise affiliated with the Trust, any of the Trust's officers or agents, the Managing Shareholder, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

     Ralph O. Hellmold, age 57, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm, broker-dealer and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.

     From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one-half share in each of Ridgewood Power I and Ridgewood Power III, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio.

     Jonathan C. Kaledin, age 39, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was founder and Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on federal Clean Water Act and Safe Drinking Water Act funding issues. Prior to forming the NWFC in 1990, Mr. Kaledin was an attorney with the Boston law firm of Wright & Moehrke. There he specialized in wetlands, water, environmental review, zoning and hazardous and solid waste matters, representing clients in state and federal court and before state and federal agencies and local boards and commissions. From 1987 through 1990, Mr. Kaledin was Assistant Regional Counsel for the New England office of the Environmental Protection Agency ("EPA"). His responsibilities at the EPA included administrative and judicial environmental enforcement under the Clean Water Act and other federal water protection legislation. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV and Ridgewood Power V and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -- Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     To the knowledge of the Trust, there were no violations of the reporting requirements of section 16(a) of the 1934 Act by officers and directors of the Trust in the last fiscal year.

(g)  RPMC.

     As discussed above at Item 1 - Business, RPMC assumed day-to-day management responsibility for the San Joaquin, Byron, On-site Cogeneration and Providence Projects in 1996. Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPMC, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMC will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMC will share space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPMC, the Managing Shareholder may, but is not required to, charge RPMC at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMC; and allocations will be made in a manner consistent with generally accepted accounting principles.

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

     The Operation Agreement does not have a fixed term and is terminable by RPMC, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMC; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMC shall become effective until at least 45 days after notice of the amendment, together wi th the text thereof, has been given to all Investors.

     The executive officers of RPMC are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer), Ms. Olin (Vice President), Mr. Heyison (Senior Vice President and General
Counsel).   Douglas V. Liebschner, Vice President - Operations,
is a key employee.

     Douglas V. Liebschner, age 50, joined RPMC in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMC, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. Since 1996 the Managing Shareholder has compensated these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMC at allocable cost for services provided by RPMC's employees; no such reimbursement per employee exceeded $60,000 in 1996 or 1997. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.

     As compensation for services rendered to the Trust, pursuant to the Declaration, each Independent Trustee is entitled to be paid by the Trust the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Trust. Accordingly, in January 1998 the Trust paid each Independent Trustee $5,000 for his services. The Board of the Trust is entitled to review the compensation payable to the Independent Trustees annually and increase or decrease it as the Board sees reasonable. The Trust is not entitled to pay the Independent Trustees compensation for consulting services rendered to the Trust outside the scope of their duties to the Trust without prior Board approval.

     Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it which are properly reimbursable under the Declaration.

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

     The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering).
The management rights of the Managing Shareholder are described in further detail above at Item 1 -- Business and in Item 10 - Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions.

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

     The Trust did not make any distributions in 1994 to the Managing Shareholder (which is a member of the Board of the Trust) or any other person and made distributions in 1995 and 1996 as stated at Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:


Fee                 Paid to        1997         1996         1995         1994

Management         Managing     $ 766,866    $794,026     $482,000          $0
 fee              Shareholder

Cost
 reimbursements*    RPMC       14,308,444  11,566,400            0           0

Investment         Managing             0           0      343,779     421,011
 fee              Shareholder

Placement          Ridgewood            0           0      147,950     188,847
 agent fee        Securities
 and sales        Corporation
 commissions

Organizational,   Managing              0           0      860,195   1,088,727
 distribution     Shareholder
 and offering fee


* Prior to 1996, these costs were either paid by the Trust or by the Projects directly. These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas) of operating Projects that are not operated by non-affiliated managers, and an allocation of RPMC's overhead. These costs are almost exclusively paid by the Projects and do not appear in the Trust's financial statements.

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

     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in 1995 for payroll and other costs of operation of the Trust's Projects. Beginning in 1996, these reimbursements were paid to RPMC. The reimbursements to RPMC, which do not exceed its actual costs, are described at Item 10(g) -- Directors and Executive Officers of the Registrant -- RPMC.

     Other information in response to this item is reported in response to Item 11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b)  Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1997.

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

     10.E  Operation Agreement, dated as of April 16,
1996, among Ridgewood/Providence Corporation,
Ridgewood/Providence Power Partners, L.P. and
Ridgewood Power Management Corporation. Incorporated by reference to Exhibit 10E to Registrant's Annual Report on Form
10-K for the year ended December 31, 1996.

     The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

     21. Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 of the Registrant's Annual
Report on Form 10-K for the year ended December 31, 1995.

     24.   Powers of Attorney                         Page 69

     27.   Financial Data Schedule                    Page 72

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                      Title                        Date

RIDGEWOOD ELECTRIC POWER TRUST III (Registrant)

By:/s/ Robert E. Swanson    President and Chief    April 15, 1998
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief    April 15, 1998
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn   Chief Financial Officer   April 15, 1998

By:/s/ Kathleen P. McSherry     Controller         April 15, 1998
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder  April 15, 1998

By:/s/ Robert E. Swanson       President
       Robert E. Swanson

     /s/ Robert E. Swanson  * Independent Trustee  April 15, 1998
        Ralph O. Hellmold

    /s/ Robert E. Swanson     Independent Trustee  April 15, 1998
       Jonathan C. Kaledin

*  As attorney-in-fact for the Independent Trustee

Ridgewood Electric Power Trust III

Financial Statements

December 31, 1997, 1996 and 1995




















                             -F1-

Price Waterhouse LLP   1177 Avenue of the Americas   Telephone 212 596 7000
                       New York, NY 10036            Facsimile 212 596 8910

[Letterhead of Price Waterhouse LLP]

Report of Independent Accountants
April 2, 1998

To the Shareholders and Trustees of
Ridgewood Electric Power Trust III

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $24,613,978 and $28,158,835 (91% and 90% of shareholders' equity, respectively) as of December 31, 1997, and 1996, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  Price Waterhouse LLP

                           -F2-

Ridgewood Electric Power Trust III
Balance Sheet

                                                            December 31,
                                                     1997                1996

Assets:
Investments in power generation projects    $  24,613,978       $  28,158,835
Cash and cash equivalents                       2,687,626           2,959,240
Due from affiliates                                20,458               1,000
Deferred due diligence costs                          ---              30,000
Other assets                                       14,162             281,000

    Total assets                            $  27,336,224       $  31,430,075

Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses         $    38,537       $      41,136
Due to affiliates                                 340,373                 ---
   Total         liabilities                      378,910              41,136

Commitments and Contingencies

Shareholders' equity:
Shareholders' equity
 (391.8444 shares issued
 and outstanding)                              27,018,776          31,406,084
Managing shareholder's
 accumulated deficit                              (61,462)            (17,145)

    Total shareholders' equity                 26,957,314          31,388,939

    Total liability and
     shareholders' equity                     $27,336,224       $  31,430,075

See accompanying notes to financial statements.

                               -F3-

Ridgewood Electric Power Trust III
Statement of Operations

                                               Year Ended December 31,
                                     1997               1996             1995
Revenue:
 Income from power
  generation projects        $  4,075,390       $  3,525,613     $  1,317,287
 Interest and dividend
  income                          152,005            247,762        1,059,570
   Total revenue                4,227,395          3,773,375        2,376,857

Expenses:
 Investment fee                       ---                ---          343,779
 Project due diligence
  costs                             3,692            258,378            8,210
 Management fee                   766,866            794,026          482,309
 Accounting and legal fees         46,869             48,231           90,043
 Miscellaneous                     22,203             18,012           11,966
 Writedown of investments in
  power generation projects     4,743,631            113,042              ---
   Total expenses               5,583,261          1,231,689          936,307

    Net income (loss)        $ (1,355,866)      $  2,541,686      $ 1,440,550

See accompanying notes to financial statements.

                                -F4-

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 1997, 1996 and 1995

                                                    Managing
                             Shareholders        Shareholder            Total

Shareholders' equity,
 January 1, 1995
  (220.7053 shares)           $18,273,489           $ (2,133)     $18,271,356

Capital contributions,
 net (171.1391 shares)         15,195,000                ---       15,195,000

Cash distributions             (2,310,158)           (17,522)      (2,327,680)

Net income for the year         1,426,145             14,405        1,440,550

Shareholders' equity,
 December 31, 1995
 (391.8444 shares)             32,584,476             (5,250)      32,579,226

Cash distributions             (3,694,661)           (37,312)      (3,731,973)

Net income for the year         2,516,269             25,417        2,541,686

Shareholders' equity,
 December 31, 1996
 (391.8444 shares)             31,406,084            (17,145)      31,388,939

Cash distributions             (3,045,001)           (30,758)      (3,075,759)

Net loss for the year          (1,342,307)           (13,559)      (1,355,866)

Shareholders' equity,
 December 31, 1997
 (391.8444 shares)            $27,018,776           $(61,462)     $26,957,314

See accompanying notes to financial statements.


                             -F5-

Ridgewood Electric Power Trust III
Statement of Cash Flows

                                              Year Ended December 31,
                                     1997               1996             1995
Cash flows from
 operating activities:
  Net income (loss)         $  (1,355,866)     $   2,541,686    $   1,440,550

Adjustment to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:
  Writedown of power
   generation project
   investments                  4,743,631            113,042              ---
  Investment in working
   capital of power
   generation projects, net      (593,840)               ---              ---
  Capital expenditures for
   power generation projects   (1,369,934)               ---              ---
  Purchase of investments
   in power generation
   projects                      (135,000)        (7,279,299)     (20,884,493)
  Proceeds from sale or
   transfer of investment         900,000            353,619              ---

Changes in assets
 and liabilities:
  Decrease (increase) in
   due to from affiliates         320,915           (109,085)        (299,194)
  Decrease (increase) in
   deferred due diligence costs    30,000            273,213         (140,683)
  Decrease (increase) in
   interest receivable                ---             51,233          (51,233)
  Decrease (increase) in
   other assets                   266,838           (140,041)        (135,959)
  Increase in accounts payable
   and accrued expenses        $   (2,599)        $  (85,731)     $   (61,347)

Total adjustments               4,160,011         (6,823,049)     (21,572,909)

Net cash provided by (used in)
 operating activities           2,804,145         (4,281,363)     (20,132,359)

Cash flows from financing
 activities:
  Proceeds from shareholders'
   contributions                      ---                ---       17,527,545
  Selling commissions and
   offering costs paid                ---                ---       (2,332,545)
  Cash distributions to
   shareholders                (3,075,759)        (3,731,973)      (2,327,680)
Net cash provided by
 (used in) financing
 activities                    (3,075,759)        (3,731,973)      12,867,320

                                -F6-

Ridgewood Electric Power Trust III
Statement of Cash Flows (continued)


                                              Year Ended December 31,
                                     1997               1996             1995

Net decrease in
 cash and cash equivalents       (271,614)        (8,013,336)      (7,265,039)

Cash and cash equivalents,
 beginning of year              2,959,240         10,972,576       18,237,615

Cash and cash equivalents,
 end of year                $   2,687,626      $   2,959,240    $  10,972,576

See accompanying notes to financial statements.

                                 -F7-

<PAGE

Ridgewood Electric Power Trust III
Notes to Financial Statements

1.	Organization and Purpose

Nature of business

     Ridgewood Electric Power Trust III (the "Trust") was formed as a Delaware business trust on December 6, 1993 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on January 3, 1994. The Trust commenced operations on April 16, 1994 and discontinued its offering of shares on May 31, 1995.

     The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities include cogeneration facilities, which produce both electricity and thermal energy, and other power plants that use various fuel sources (except nuclear). The power plants sell electricity and, in some cases, thermal energy to utilities and industrial users under long-term contracts.

"Business Development Company" election

     Effective April 16, 1994, the Trust elected to be treated as a "Business Development Company" under the Investment Company Act of 1940 and registered its shares under the Securities Exchange Act of 1934.

Summary of Significant Accounting Policies

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Investments in power generation projects

     The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquid nature of the investments, the fair values of the investments are assumed to equal cost, unless current available information provides a basis for adjusting the carrying value of the investments.

Revenue recognition

     Income from investments is recorded when distributions are declared. Interest income is recorded as earned.

Offering costs

     Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are recorded as a reduction of the shareholders' capital contributions.

                                   -F8-

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

Income taxes

     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

Reclassifications

     Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.	Investments in Power Generation Projects

     The Trust had the following investments in power generation projects:

                            Fair Values as of December 31,
                                      1997            1996

JRW Associates, L.P.            $5,391,361      $5,305,298
Byron Power Partners, L.P.       2,824,156       3,138,072
Ridgewood Providence Power
 Partners, L.P.                  7,504,792       7,167,242
On-site Cogeneration Projects:
 Ridgewood/Rhode Island PPLP           ---       3,722,618
 Ridgewood/Mass PPLP             3,731,067       3,223,881
 Ridgewood/Elmsford PPLP         1,756,416       1,430,136
 Other On-site Cogeneration
  Project Partnerships           3,406,186       4,171,588
                               $24,613,978     $28,158,835

JRW Associates, L.P. (known as San Joaquin Power Company)

     On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt ("MW") electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $5,391,361 and $5,305,298 at December 31, 1997 and 1996, respectively. The Trust received distributions of $1,152,013, $779,409 and $982,076 from the project in 1997, 1996 and 1995, respectively.

                                   -F9-

Ridgewood Electric Power Trust III
Notes to Financial Statements

Byron Power Partners, L.P. (known as Byron Power Company)

     In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 MW electric cogeneration facility, located in Byron, California. As of December 31, 1997 and 1996, the aggregate cost of the Trust's investment in the partnership was $2,824,156 and $3,138,072, respectively. The Trust received distributions of $571,576, $428,540 and $335,211 from the project in 1997, 1996 and 1995, respectively.

Ridgewood Providence Power Partners, L.P. (known as the Providence Project)

     In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power"). The Trust owns a 35.7% limited partnership interest in Providence Power. In addition, Ridgewood Providence Power Corporation was formed as a Delaware corporation ("RPPCorp.") and the Trust owns 35.7% of the outstanding common stock of RPPCorp., which is the sole general partner of Providence Power. At December 31, 1997 and 1996, the total cost of the Trust's investment was $7,504,792 and $7,167,242, respectively.

     On April 16, 1996, Providence Power purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included a 12.3 MW capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to 13.8 MW.

     The Providence Project includes nine reciprocating electric generator engines which are fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 in cash, including transaction costs and repayment of $3,000,000 of principal on senior secured non-recourse notes payable. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

     Through ownership in RPPCorp. and Providence Power, the Trust owns 35.7% of the Providence Project. The remaining 64.3% is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust IV. In 1997 and 1996, the Trust received distributions of $922,941 and $562,427, respectively, from the Providence Project.

On-site Cogeneration Projects

     On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects had 13.7 MW of base load and 5.7 MW of backup and standby capacity. The Trust paid a total of $11,300,000 for the projects and has invested

                                    -F10-

Ridgewood Electric Power Trust III
Notes to Financial Statements

additional amounts for rehabilitation, capital improvements and working capital. EUA operated the projects under a transition agreement until January 1, 1996, at which time Ridgewood Power Management Corporation ("RPMC"), an affiliate of the Trust, assumed operational control. No distributions were made by these projects in 1995. The Trust received distributions of $1,428,860 and $1,755,237 from these projects in 1997 and 1996, respectively.

Ridgewood/Rhode Island Power Partners L.P.

     Ridgewood/ Rhode Island Power Partners Limited Partnership (the "Partnership") leased three 1.4 MW Cooper Superior gas fired generator sets with heat recovery to a Rhode Island manufacturing company under a lease expiring in 2006. Two engines were in regular use and one engine was on standby. The partnership received a monthly fixed lease payment and a maintenance payment, which escalated over the term of the lease. The Partnership was responsible for maintaining the engines and related equipment. At the expiration of the lease, the lessee had the right to purchase the equipment from the partnership for its fair market value. As of December 31, 1996, the total cost of the Trust's investment in the partnership was $3,722,618. The Trust received distributions of $282,943 and $572,970 from the project in 1997 and 1996, respectively.

     During 1997, the lessee experienced severe financial difficulties and repeatedly defaulted on its payment obligations. In response, the lessee alleged violations by the Partnership of the lease and requested renegotiation of the lease. In the course of the negotiations, the lessee's principal creditor threatened to place the lessee in Chapter 11 bankruptcy, which would result in a cancellation of the lease. In December 1997, the lessee purchased the facility (the "Worcester Project") and terminated the lease in exchange for a single cash payment of $900,000. Accordingly, the Trust wrote down its investment in the Partnership and recorded a loss of $2,752,168. See Note 6 - Arbitration and Litigation, for additional information relating to arbitration proceedings against EUA.

Ridgewood/Massachusetts Power Partners L.P.

     Ridgewood/ Massachusetts Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 MW base load, single cycle, dual-fuel, combustion turbine powered plant with a heat recovery steam generator which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project includes two 1.6 MW Caterpillar diesel engine generator sets to provide backup power. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. As of December 31, 1997 and 1996, the total cost of the Trust's investment in the partnership was $3,731,065 and $3,223,881 respectively. The Trust received distributions of $745,005 and $660,201 from the project in 1997 and 1996, respectively. The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 kilowatt ("KW")

                                    -F11-

Ridgewood Electric Power Trust III
Notes to Financial Statements

serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

Ridgewood/Elmsford Power Partners, L.P.

     Ridgewood/Elmsford Power Partners, L.P. (the "Partnership") owns one cogeneration project consisting of two 665 KW (1,330 KW total) dual-fuel Cooper Superior engine generator sets with heat recovery and a Caterpillar 600 kilowatt standby diesel generator set. The Energy Location Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. As of December 31, 1997 and 1996, the total cost of the Trust's investment in the partnership was $1,756,416 and $1,430,136, respectively. The Trust received distributions of $292,543 and $160,940 from the project in 1997 and 1996, respectively.

The "Other On-site Cogeneration Project Partnerships"

     The "other on-site cogeneration project partnerships" include five partnerships, which owned 31 of the 35 projects acquired from Eastern Utilities Associates. These 31 projects represented approximately one-third of the Trust's original investment in the on-site cogeneration projects. All thirty-one were gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements had terms expiring between September 1996 and 2011. The projects represented 5.5 MW of base load capacity. The largest project was 660 KW or 12% of the capacity. The projects ranged in size from 30 KW to 660 KW. In 1996, the Trust wrote-off four small projects amounting to $113,042. In 1997, the Trust wrote-off an additional fifteen projects with 2.1 MW of base load capacity amounting to $1,991,463. The Trust received distributions of $108,369 and $361,126 from the projects in 1997 and 1996. In September 1997, the Trust entered into an agreement with Alternate Energy Systems, Inc. ("AES") to invest in three co-generation facilities operated by AES. All three facilities are located in New York. As of December 31, 1997 and 1996, the total cost of the Trust's investment in the other On-site Cogeneration Partnerships was $3,406,184 and $4,171,588, respectively.

California Pumping Project

     During 1995, the Trust acquired 11 natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California. The aggregate purchase price was $353,619. On December 31, 1995, the engines were sold to an affiliate at book value and no gain or loss was recognized on the transaction.

4.	Transactions With Managing Shareholder And Affiliates

     The Trust also pays to the managing shareholder a distribution and offering fee up to 5% of each capital contribution made to the Trust. The fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust.

                                   -F12-

Ridgewood Electric Power Trust III
Notes to Financial Statements

     For the year ended December 31, 1995, the Trust paid fees for these services to the managing shareholder totaling $860,195. These fees were recorded as a reduction in shareholders' capital contributions.

     The Trust pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the year ended December 31, 1995, the Trust paid investment fees to the managing shareholder of $343,779.

     The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1997, 1996 and 1995, the Trust paid management fees to the managing shareholder of $766,866, $794,026 and $482,309, respectively.

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

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1997.

     The managing shareholder owns one share of the Trust with a cost of $84,000. In conjunction with the offering of the Trust shares, commissions and placement fees of $390,844 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

     Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management.

                                    -F13-

Ridgewood Electric Power Trust III
Notes to Financial Statements

5.	Line of Credit Facility

     During the fourth quarter of 1997, the Trust and the Trust's principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000. At December 31, 1997, there were no borrowing outstanding under the credit facility. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

6.	Arbitration and Litigation

     The Trust's subsidiaries that own the on-site cogeneration projects have brought an arbitration proceeding against Eastern Utilities Associates, Inc., the former owner. The Trust has claimed that the former owner defrauded the Trust by misrepresenting the financial status of the Worcester Project and its customer and by making other material misrepresentations. The Trust also has claimed that the former owner breached numerous representations and warranties in the acquisition agreement and violated fair trade practice laws. The trust has demanded the return of the entire $11.5 million paid for the On-Site Cogeneration Projects and additional compensatory damages. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The parties have selected arbitrators, limited discovery is underway and the arbitration hearing is scheduled for June 1998. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

     In February 1997, the Trust's subsidiaries that own the San Joaquin and Byron projects filed suit in the Superior Court of California against Pacific Gas and Electric Company ("PG&E") for breach of the power sales contracts.
The Trust argues PG&E has improperly withheld approximately $164,000 of capacity payments and also has asked for declaratory relief to require PG&E to conform to the contracts' terms in the future. PG&E has answered the complaint and has counterclaimed for all payments made to these projects. The parties are in settlement negotiations which contemplate the payment to the Trust of most of its claims. The Trust has not reflected the withheld capacity payments in its financial statements pending the outcome of the suit.

     On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Discovery has concluded and motions for summary judgment are pending. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and it will defend the action vigorously. If the Managing Shareholder were held liable to Mr. Cutbirth, the Trust might be obligated to indemmify the Managing Shareholder if the Managing Shareholder had acted in good faith and in the Trust's best interests and the conduct was neither negligence or misconduct.

                                 -F14-