Form 10-Q
period 1998-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1998-05-15
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

RIDGEWOOD ELECTRIC POWER TRUST III
BALANCE SHEETS

                               March 31,        December 31,
                                 1998              1997

 Assets:

Investments in power
  project partnerships       $ 24,502,434      $ 24,613,978
Cash and cash equivalents       2,300,464         2,687,626
Due from affiliates                13,747            20,458
Other assets                       17,056            14,162
Total assets                 $ 26,833,701      $ 27,336,224

Liabilities and Share-
  holders' Equity:

Accounts payable and
  accrued expenses               $ 25,571        $  38,537
Due to affiliates                 246,324          340,373
   Total liabilities              271,895          378,910

Shareholders' equity:
Shareholders' equity
  (391.8444 shares issued
  and outstanding)             26,627,223       27,018,776
Managing shareholder's
  accumulated deficit             (65,417)         (61,462)
Total shareholders' equity     26,561,806       26,957,314
Total liabilities and
  shareholders' equity       $ 26,833,701      $27,336,224

See accompanying notes to financial statements


RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENTS OF OPERATIONS (Unaudited)
                                 Three months ended
                                  1998            1997

Revenue:

Income from power genera-
  tion projects               $   375,010        993,034
Interest income                    48,599         46,182
     Total revenue                423,609      1,039,216

Expenses:

Project due diligence expense         ---          3,692
Management fee                    176,001        194,247
Accounting and legal fees          24,495          9,097
Miscellaneous                      24,917          4,595
     Total expenses               225,413        211,631

Net income                      $ 198,196      $ 827,585


See accompanying notes to financial statements


RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (Unaudited)

                                                 Managing
                               Shareholders     Shareholder      Total



Shareholders' equity,
  December 31, 1997             $27,018,776     $(61,462)     $26,957,314

Cash distributions                 (587,767)      (5,937)        (593,704)

Net income for the period           196,214        1,982          198,196

Shareholders' equity,
  March 31, 1998                $26,627,223     $(65,417)     $26,561,806

See accompanying notes to financial statements



RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENTS OF CASH FLOWS (Unaudited)
                                       Three months ended
                                 March 31, 1998   March 31, 1997


Cash flows from operating
  activities:
Net income                      $  198,196     $   827,585

Adjustments to
  reconcile net income
  to cash flows from
  operating activities:
Investment in working capital
  of power generation
  projects, net                    111,544         465,752
Purchase of investments
  in power generation
  projects                             ---          (5,791)
Changes in assets &
  liabilities:
  Decrease in due
    from affiliates                  6,711         107,064
  Increase in
    other assets                    (2,894)       (138,579)
  Decrease (increase) in
    accounts payable and
    accrued expenses                (12,966)         3,690
  Decrease in due to
    affiliates                      (94,049)           ---
Total adjustments                     8,346        432,136

Net cash provided by
  operating activities              206,542      1,259,721

Cash flow from financing
  activities
Cash distributions to
  Shareholders                     (593,704)      (995,021)

Net cash provided by
 (used in) financing
 activities:                       (593,704)      (995,021)

Net decrease (increase)
  in cash and cash
  equivalents                      (387,162)       264,700

Cash and cash equivalents,
  beginning of year                2,687,626     2,959,240

Cash and cash equivalents
- End of period                   $2,300,464    $3,223,940

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS


1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's financial statements included in the 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Subsequent Events

In April 1998, the Trust entered into an agreement to purchase an on-site cogeneration facility (the "Dobbs House project") located near one of its existing on-site cogeneration facilities in Los Angeles, California.
The total purchase price was approximately $590,000, including the payment of liabilities that encumbered the project.

In May 1998, the Trust purchased generating equipment from Ridgewood Electric Power Trust IV ("Trust IV") for $681,984. Trust IV is also managed by the Managing Shareholder and is the majority owner of the Providence Project. The Trust intends to use the equipment in an on-site cogeneration project under development that will be located in the Great Gorge ski area of New Jersey. The Trust's investment in this project is expected to total approximately $2,000,000.

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

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

Introduction

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

Results of Operations

Quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

As summarized below, total revenue decreased 59.3% to $423,000 in the first quarter of 1998 compared to $1,039,000 in the first quarter of 1997:

Project                                   1998             1997

On-site Cogeneration:
    Massachusetts                   $  163,000     $    237,000
    Rhode Island                           ---          164,000
    Others                              10,000           64,000
    Subtotal                           173,000          465,000
Providence                             167,000          280,000
San Joaquin                             35,000          148,000
Byron       	                         ---          100,000
Interest income                         49,000           46,000

Total                                $ 424,000       $1,039,000

Revenues from the on-site cogeneration projects decreased by $292,000 to $173,000 in the first quarter of 1998 compared to $465,000 in the corresponding period in 1997. The $164,000 decrease in distributions from the Rhode Island on-site cogeneration project reflects the sale of the facility in December 1997. Distributions were $74,000 lower from the Massachusetts on-site cogeneration project due to the release of certain
working capital reserves in 1997 that did not recur in 1998.   The
decrease in distributions from the other on-site cogeneration facilities reflects the shut-down of unprofitable projects in 1997 and write-off of uncollectible receivables. Distributions from the Providence project declined by $113,000 to $167,000 in the first quarter of 1998 from $280,000 in the corresponding period in 1997 because of the need to retain cash generated by operations for debt payments. The declines in distributions from San Joaquin of $113,000 (76%) and Byron of $100,000 (100%) reflect a reduced level of cash flows from operations reflecting the cost of starting up year round operations.

The Trust's expenses did not change significantly from the first quarter of 1997 to the first quarter of 1998.

Liquidity and Capital Resources

During the first quarter of 1998, net cash provided by operating activities decreased to $207,000 from $1,260,000 during the same period in 1997. The decrease is primarily attributable to lower net income in 1998 as well as the funds received when the Trust changed its cash management procedures and consolidated all significant cash balances at the Trust level. Cash distributions to shareholders decreased to $594,000 in the first quarter of 1998 from $995,000 in the same period in 1997 due to a decrease in the monthly cash distribution rate in July 1997.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under this line of credit in 1998.

In April 1998, the Trust entered into an agreement to purchase an on-site cogeneration facility (the "Dobbs House project") located near one of its existing on-site cogeneration facilities in Los Angeles, California.
The total purchase price was approximately $590,000, including the payment of liabilities that encumbered the project. The purchase price was paid from the uninvested net proceeds of the Trust's offering of Investor Shares.

In May 1998, the Trust purchased generating equipment from Ridgewood Electric Power Trust IV ("Trust IV") for $681,984. Trust IV is also managed by the Managing Shareholder and is the majority owner of the Providence Project. The Trust intends to use the equipment in an on-site cogeneration project under development that will be located in the Great Gorge ski area of New Jersey. The Trust's investment in this project is expected to total approximately $2,000,000. The purchase price was paid from the uninvested net proceeds of the Trust's offering of Investor Shares.


Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that its cash flow from operations during 1998 and line of credit facility will be adequate to fund its obligations.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The Trust's subsidiaries that own the On-Site Cogeneration projects brought an arbitration proceeding in the amount of $4,100,000 against the sellers of those Projects, subsidiaries of Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. In October 1997, the complaint was amended to allege fraud by the sellers. A hearing is scheduled for the last three weeks of June 1998. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding.

In February 1997, the Trust's subsidiaries that own the San Joaquin and Byron projects filed suit in the Superior Court of California for the City of San Francisco against Pacific Gas and Electric Company ("PG & E") for breach of the power sales contracts. The Trust argues PG & E has improperly withheld approximately $200,000 of capacity payments and also has asked for declaratory relief to require PG & E to conform to the contracts' terms in the future. Settlement negotiations are in an advanced stage. The Trust has not reflected the withheld capacity payments as revenue in its financial statements pending the outcome of the suit.

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. Motions for summary judgment are pending before the court and a trial date of late July 1998 has been set. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


May 14, 1998                 By /s/ Martin V. Quinn
Date                            Martin V. Quinn,
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)