Form 10-Q
period 1998-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1998-08-17
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                        (Unaudited)

                               June 30,        December 31,
                                 1998              1997

 Assets

Investments in power
  generation projects        $ 22,194,975      $ 24,613,978
Cash and cash equivalents         534,261         2,687,626
Due from affiliates                13,747            20,458
Other assets                        6,048            14,162
Total assets                 $ 22,749,031      $ 27,336,224

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses           $     21,368      $     38,537
Due to affiliates                 285,790           340,373
   Total liabilities              307,158           378,910

Shareholders' equity:
Shareholders' equity
  (391.8444 shares issued
  and outstanding)             22,548,490        27,018,776
Managing shareholder's
  accumulated deficit            (106,617)          (61,462)
Total shareholders' equity     22,441,873        26,957,314
Total liabilities and
  shareholders' equity       $ 22,749,031      $ 27,336,224

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS AND QUARTERS
                ENDED JUNE 30, 1998 AND JUNE 30, 1997
                           (Unaudited)






                             Six Months Ended                Quarter Ended
                      June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997


Revenue:

Income from power
  generation projects   $ 1,120,561    $1,495,623   $   745,551      $  502,589
Interest income              48,765        66,304           166          20,122
                          1,169,326     1,561,927       745,717         522,711


Expenses:

Writedown of
  investments in power
  generation projects     4,062,147           ---     4,062,147             ---
Management fee              352,002       388,209       176,001         193,962
Accounting
and legal fees               35,988        18,084        11,493           8,987
Miscellaneous                44,173        16,755        19,256           8,468
                          4,494,310       423,048     4,268,897         211,417
Net income (loss)       $(3,324,984)   $1,138,879   $(3,523,180)     $  311,294


      See accompanying Notes to Financial Statements.

                 RIDGEWOOD ELECTRIC POWER TRUST III
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED JUNE 30, 1998
                            (unaudited)


                                       Managing
                       Shareholders   Shareholder      Total

Shareholders' equity
December 31, 1997      $27,018,776     $ (61,462)  $26,957,314

Cash distributions      (1,178,552)      (11,905)   (1,190,457)

Net loss
for the period          (3,291,734)      (33,250)   (3,324,984)

Shareholders' equity
June 30, 1998          $22,548,490     $(106,617)  $22,441,873


See Accompanying Notes to Financial Statements

                            RIDGEWOOD ELECTRIC POWER TRUST III
                                 STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED
                             JUNE 30, 1998 AND JUNE 30, 1997
                                     (Unaudited)

                                    Six Months Ended

                                June 30,        June 30,
                                  1998            1997


Cash flows from operating
  activities:
Net(loss)income               $(3,324,984)     $ 1,138,879

Adjustments to
  reconcile net income
  to net cash flows from
  operating activities:
Purchase of investments
  in power generation
  projects                       (578,234)          (6,715)
Writedown of investments
  in power generation projects  4,062,147
Investment in working capital
  of power generation projects (1,073,879)         281,081
Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates               6,711          (70,843)
Increase in deferred
  due diligence costs                 ---          (40,348)
Decrease (increase) in
  other assets                      8,114          (84,692)
Decrease in accounts payable
  and accrued expenses            (17,169)         (18,229)
Decrease in due to
  affiliates                       45,614              ---

Total adjustments               2,362,076           60,254

Net cash (used in) provided
  by operating activities        (962,908)       1,199,133

Cash flows from financing
  activities:

Cash distributions to
  Shareholders                 (1,190,457)      (1,889,402)

Net cash used in financing
 activities                    (1,190,457)      (1,889,402)

Net decrease in cash
  and cash equivalents         (2,153,365)        (690,269)

Cash and cash equivalents
  beginning of period           2,687,626        2,959,240

Cash and cash equivalents
  end of period               $   534,261      $ 2,268,971

See Accompanying Notes to Financial Statements

Ridgewood Electric Power Trust III
Notes to Financial Statements

1.	General

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

2.	New Investments

In April 1998, the Trust purchased an on-site cogeneration facility (the "Dobbs House project") located near one of its existing on-site cogeneration facilities in Los Angeles, California. The total purchase price was approximately $590,000, including the payment of liabilities that encumbered the project.

3.	Investment in Cogeneration Projects

On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sold electricity and thermal energy to industrial and commercial customers. From the date of acquisition through June 30, 1998, the Trust invested $13,130,000 in the portfolio of projects, which includes the purchase price, acquisition closing costs, working capital advances and capital expenditures. In 1996, the Trust wrote-off four projects amounting to $113,000. In 1997, the Trust wrote-off an additional sixteen projects amounting to $4,744,000. During the first six months of 1998, the Trust completed an intensive review of the remaining projects and determined that the fair value of the remaining projects is $4,250,000. Accordingly, the Trust wrote-down its investment by an additional $4,062,000 in the second quarter of 1998. Since the time of acquisition, the Trust's total write-offs relating to the EUA portfolio of projects amount to $8,919,000.

The Trust's subsidiaries that own the on-site cogeneration projects have brought an arbitration proceeding against EUA. The Trust has claimed that the former owner defrauded the Trust by misrepresenting the financial status of the Worcester Project and its customer and by making other material misrepresentations. The Trust also has claimed that the former owner breached numerous representations and warranties in the acquisition agreement and violated fair trade practice laws. The Trust has claimed damages of $15,945,000 if the arbitration panel grants a rescission remedy and damages of $10,353,000, plus compensatory damages, if the arbitration panel grants recovery of out-of-pocket damages. EUA has counter-claimed for approximately $550,000 for alleged unpaid management services. In June 1998, the parties presented their case to the arbitration panel. The decision of the arbitration panel is expected in the fourth quarter of 1998.

In the ordinary course of business, in late 1996 the Trust had discovered a small number of overbillings at on-site cogeneration projects purchased from EUA and had refunded the overbilled amounts to customers. In preparing for the arbitration hearings against EUA in the second quarter of 1998, the Trust made an intensive engineering and financial review of the on-site cogeneration projects and discovered what appeared to be a pattern of material overbillings of customers of a number of the on-site projects. The overbillings were caused by the Trust's reliance on billing formulas and practices used by EUA and EUA's transfer of false billing protocols to the Trust is an element of the Trust's claim against EUA. The Trust has informed affected customers of the overbillings and is in the process of offering refunds totalling over $230,000. It has also advised federal government authorities of overbillings to federally supported entities that were included in the that amount. Although the federal government has the right at any time to take action adverse to the Trust if it sees fit, it has not done so to date. Although there can be no assurance that adverse action will not be taken against the Trust, the Trust believes that no such adverse action is probable.

On August 6, 1998, Ridgewood/Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, was notified by the Region I office of the U.S. environmental Protection Agency ("EPA") that the EPA is considering an administrative proceeding against RPPP to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. RPPP is entering into discussions with the EPA as to the merits of the allegations and sanctions, if any, and expects that it will resolve the matter during 1998. RPPP does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA. The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding, although those costs will reduce cash flow from the Project.

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

Results of Operations

Revenues                        Six Months Ended June 30,       Quarter Ended June 30,
 	 	                1998               1997            1998             1997

On-site Cogeneration:      $  229,000            500,000            57,000     35,000
Providence                    344,000            408,000           177,000    128,000
San Joaquin                   376,000            426,000           341,000    278,000
Byron                         171,000            162,000           171,000     62,000
Interest income                49,000             66,000               ---     20,000

Total                      $1,169,000         $1,562,000         $ 746,000   $523,000



The $393,000 (25%) decrease in total revenues to $1,169,000 in the first six months of 1998 from $1,562,000 in the same period in 1997 is due to the $271,000 decrease in revenues from the on-site cogeneration projects, slightly lower revenues from the Providence Project, the use of cash flow at San Joaquin for completion of capital improvements, and timing delays on payments at Byron. This $271,000 decrease in revenues from the on-site cogeneration projects primarily reflects the loss of income from the Rhode Island facility from the 1997 to the 1998 periods and amounts retained by the projects in in 1998 to cover refunds to be made to customers as the result of over-billing during earlier years of operation of certain of the on-site cogeneration projects. A major portion of the overbilling was discovered by the Trust in the course of preparing for the arbitration proceedings described at Part II, Item 1 of this Quarterly Report.

The $232,000 (44%) increase in total revenues to $755,000 in the second quarter of 1998 from $523,000 in the same period in 1997 primarily reflects slightly improved results at Providence and significant increases at San Joaquin and Byron as shown above. The increase at San Joaquin reflects the completion of the capital improvements and the beginning of year-round operation in April 1998. In 1997, the plant did not begin operation until May. The Byron increases were the result of timing of revenue receipts and a slight increase in revenue. The Trust's results were also improved by the absence in the 1998 period of a deficit at the Rhode Island on-site cogeneration facility.

Expenses

The increase in the Trust's expenses by $4,071,000 from the six-months ended June 30, 1997 to the same period of 1998 and $4,057,000 from the second quarter of 1997 to the same period of 1998 reflects the writedown of the investment in certain on-site cogeneration projects in the second quarter of 1998. During the second quarter of 1998, the Trust completed an intensive review of the remaining projects and determined that a writedown of its investment by an additional $4,062,000 was necessary. Other 1998 Trust expenses were comparable to 1997 levels.

Liquidity and Capital Resources

During the first six months of 1998, the Trust's operating activities used $963,000 of cash as opposed to providing $1,199,000 of cash during the same period in 1997. The change is primarily attributable to lower net income in 1998, additional investments in new and existing projects, and costs of the arbitration proceedings against the former owner of the on-site cogeneration projects. Cash distributions to shareholders decreased to $1,190,000 in the first six months of 1998 from $1,889,000 in the same period in 1997 due to a decrease in the monthly cash distribution rate in July 1997.

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

In April 1998, the Trust purchased a 500kw facility (the
"Dobbs House project") located near its current Sky Chefs on-site cogeneration facility in Los Angeles, California.
The total purchase price was approximately $590,000, including the payment of liabilities that encumbered the project. The project has a power sales contract that expires in 2005.

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

PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The Trust's subsidiaries that own the On-Site Cogeneration projects brought an arbitration proceeding in the amount of $4,100,000 against the sellers of those Projects, subsidiaries of Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. In October 1997, the complaint was amended to allege fraud by the sellers. Factual hearings were held for 12 days in June 1998 and a concluding hearing is scheduled for August 25, 1998. The former owner has counterclaimed for approximately $550,000 for alleged unpaid management services. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding. See Part I, Item 2 for additional information.

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

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The Managing Shareholder has successfully removed the lawsuit to the United States District Court for the Eastern District of California. A trial date of August 19 and 20, 1998 has been set. The Managing Shareholder believes that it has ample defenses to Mr. Cutbirth's claims and that it will defend the action vigorously.

On August 6, 1998, Ridgewood/Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, was notified by the Region I office of the U.S. environmental Protection Agency ("EPA") that the EPA is considering an administrative proceeding against RPPP to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. RPPP is entering into discussions with the EPA as to the merits of the allegations and sanctions, if any, and expects that it will resolve the matter during 1998. RPPP does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA. The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding, although those costs will reduce cash flow from the Project.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant


August 14, 1998          By /s/ Martin V. Quinn
Date                            Martin V. Quinn,
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)