Form 10-Q
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1998-11-19
CIK 917032

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998
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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST III
                          BALANCE SHEETS
                        (Unaudited)

                                           September 30,            December 31,
                                              1998                     1997
Assets:

Investments in power generation projects   $   22,915,812           $ 24,613,978
Cash and cash equivalents                         515,839              2,687,626
Due from affiliates                                13,764                 20,458
Other assets                                        4,440                 14,162

   Total assets                            $   23,449,855           $ 27,336,224


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses      $       31,869           $     38,537
Due to affiliates                                 425,208                340,373

   Total liabilities                              457,077                378,910


Shareholders' equity:

Shareholders' equity (391.8444 shares
issued and Outstanding)                        23,093,886             27,018,776
Managing shareholder's
accumulated deficit                              (101,108)               (61,462)

   Total shareholders' equity                  22,992,778             26,957,314

   Total liabilities
   and shareholders' equity                $   23,449,855           $ 27,336,224


See Accompanying Notes to Financial Statements

               RIDGEWOOD ELECTRIC POWER TRUST III
                    STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS AND QUARTERS
         ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                           (Unaudited)


                               Nine Months Ended               Quarter Ended
                           September 30, September 30,   September 30, September 30,
                              1998          1997             1998          1997
Revenue:
Income from power
generation projects     $ 2,479,777    $ 3,258,480     $ 1,359,216  $ 1,762,856
Interest income              63,721        120,993          14,956       54,692
                          2,543,498      3,379,473       1,374,172    1,817,548


Expenses:

Writedown of
investments in power
generation projects      4,062,147      3,235,680             ---     3,235,680
Management fee             528,003        583,311         176,001       195,102
Accounting
and legal fees              79,641         44,860          43,653        26,776
Miscellaneous               54,076         24,361           9,903         7,608
                         4,723,867      3,888,212         229,557     3,465,166


Net income (loss)      $(2,180,369)   $ (508,739)     $ 1,144,615  $ (1,647,618)


      See accompanying Notes to Financial Statements.

                 RIDGEWOOD ELECTRIC POWER TRUST III
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                            (unaudited)


                                                                Managing
                                              Shareholders     Shareholder     Total
Shareholders' equity, December 31, 1997       $ 27,018,776     $ (61,462)  $ 26,957,314

Cash distributions                              (1,766,325)      (17,842)    (1,784,167)

Net loss for the period                         (2,158,565)      (21,804)    (2,180,369)

Shareholders' equity,
September 30, 1998                            $ 23,093,886     $(101,108)  $ 22,992,778


See Accompanying Notes to Financial Statements

                    RIDGEWOOD ELECTRIC POWER TRUST III
                        STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                              (Unaudited)

                                                   Nine Months Ended
                                             September 30,    September 30,
                                                1998              1997
                                                      (Unaudited)
Cash flows from operating activities:

Net loss                                     $  (2,180,369)   $  (508,739)

Adjustment to reconcile net income to
net cash flows from operating activities:

Purchase of investments
in power generation projects                      (588,733)      (127,063)
Writedown of investments in
power generation projects                        4,062,147      2,945,138
Investment in working capital
of power generation projects                    (1,775,248)           ---

Changes in assets and liabilities:

Decrease (increase) in due from affiliates           6,694     (1,253,670)
Increase in deferred due diligence costs               ---         30,000
Decrease (increase) in other assets                  9,722       (106,371)
Decrease in accounts
payable and accrued expenses                        (6,668)        (7,728)
Increase in due to affiliates                       84,835        603,720

   Total adjustments                             1,792,749      2,084,026

Net cash (used in) provided
by operating activities                           (387,620)     1,575,287

Cash flows from financing activities:

Cash distributions to shareholders              (1,784,167)    (2,483,106)

Net cash used in financing activities           (1,784,167)    (2,483,106)

Net decrease in cash and
cash equivalents                                (2,171,787)      (907,819)

Cash and cash equivalents,
beginning of period                              2,687,626      2,959,240

Cash and cash equivalents, end of period     $     515,839    $ 2,051,421


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

3. Investment in Cogeneration Projects

On September 29, 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates
("EUA"), which sold electricity and thermal energy to industrial and commercial customers. From the date of acquisition through June 30, 1998, the Trust invested
$13,130,000 in the portfolio of projects, which includes the purchase price, acquisition closing costs, working capital advances and capital expenditures. In 1996, the Trust wrote-off four projects amounting to $113,000. In
1997, the Trust wrote-off an additional sixteen projects amounting to $4,744,000. During the first six months of 1998, the Trust completed an intensive review of the remaining projects and determined that the fair value of the remaining projects is $4,250,000. Accordingly, the Trust wrote-down its investment by an additional
$4,062,000 in the second quarter of 1998. Since the time of acquisition, the Trust's total write-offs relating to the EUA portfolio of projects amount to $8,819,000.

The Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA.
The Trust claimed that the former owner defrauded the Trust by misrepresenting the financial status of the Worcester Project and its customer and by making other material misrepresentations. The Trust also claimed that the former owner breached numerous representations and warranties in the acquisition agreement and violated fair trade practice laws. The Trust claimed damages of $15,945,000 if the arbitration panel grants a rescission remedy and damages of $10,353,000, plus compensatory damages, if the arbitration panel grants recovery of out-of-pocket damages. EUA counter-claimed for approximately $550,000 for alleged unpaid management services.

On October 26, 1998, the arbitration panel announced that
it had awarded the Trust damages plus interest of
approximately $3,500,000.  In addition, the Trust was
awarded most of its attorney fees and EUA was awarded a
counterclaim that should not substantially offset the
attorney fee award to the Trust.   The Trust has not
recorded the award in the financial statements pending the determination of the amount of the attorney fee award and completion of discussions with EUA regarding the exact amount and timing of payment of the award.

In the ordinary course of business, in late 1996 the Trust had discovered a small number of overbillings at on-site cogeneration projects purchased from EUA and had refunded the overbilled amounts to customers. In preparing for the arbitration hearings against EUA in the second quarter of 1998, the Trust made an intensive engineering and financial review of the on-site cogeneration projects and discovered what appeared to be a pattern of material overbillings of customers of a number of the on-site projects. The overbillings were caused by the Trust's reliance on billing formulas and practices used by EUA and EUA's transfer of false billing protocols to the Trust is an element of the Trust's claim against EUA. The Trust has informed affected customers of the overbillings and is in the process of offering refunds totaling over $230,000. It has also advised federal government authorities of overbillings to federally supported entities that were included in the that amount. Although the federal government has the right at any time to take action adverse to the Trust if it sees fit, it has not done so to date. Although there can be no assurance that adverse action will not be taken against the Trust, the Trust believes that no such adverse action is probable.

4.   Administrative Proceeding at the Providence Project

On August 6, 1998, Ridgewood/Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, was notified by the Region I office of the U.S. environmental Protection Agency ("EPA") that the EPA is considering an administrative proceeding against RPPP to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. An administrative complaint was filed in September 1998 and RPPP has answered. RPPP is entering into discussions with the EPA as to the merits of the allegations and sanctions, if any, and expects that it will resolve the matter during 1998. RPPP does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA. The Trust is considering whether the cost of non-mandated environmental improvements at other sites may be eligible for offset against any final sanctions.
The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding, although those costs will reduce cash flow from the Project.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Dollar amounts in this discussion are rounded to the nearest $1,000.

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

Results of Operations

Revenues                    Nine Months Ended September 30,   Quarter Ended September 30
                                  1998          1997                1998         1997
Revenues

On-site Cogeneration:         $  531,000      $ 1,214,000        $  301,000    $  716,000
Providence                       529,000          683,000           185,000       275,000
San Joaquin                      945,000          921,000           569,000       495,000
Byron                            475,000          440,000           304,000       277,000
Interest income                   64,000          121,000            15,000        55,000

   Total                      $2,544,000      $ 3,379,000        $1,374,000    $1,818,000


The $835,000 (25%) decrease in total revenues to
$2,544,000 in the first nine months of 1998 from
$3,379,000 in the same period in 1997 is primarily due
to the $681,000 decrease in revenues from the on-site cogeneration projects and the $154,000 decrease in revenues from the Providence project.  This $681,000
decrease in revenues from the on-site cogeneration
projects primarily reflects the effects of a temporary shutdown of the Globe plant for major engine maintenance in 1998, the shutdown of the Rhode Island facility in 1997 and amounts retained by the projects in 1998 to cover refunds to be made to customers as the result of over-billing during earlier years of operation of certain of the on-site cogeneration projects. The overbilling was caused by the Trust's relying upon improper billing protocols provided by the prior owner of those projects, EUA Cogenex Corp. and the major portion of the overbilling was discovered by the Trust in the course of preparing for the arbitration proceedings against EUA Cogenex Corp. described at Part II,
Item 1 of this Quarterly Report.   The decrease in revenues
from the Providence project reflects an increase in administrative expenses in 1998 because certain internal administrative costs are no longer being capitalized after the completion of an engine addition in 1997.

The decrease in total revenues in the third quarter of 1998 from the third quarter of 1997 was caused by the same factors.

Expenses

The increase in the Trust's expenses by $836,000 from the nine months ended September 30, 1997 to the same period of 1998 and the decrease of $4,057,000 from the third quarter of 1997 to the same period of 1998 reflects the timing of the writedowns of the investment in certain on-site
cogeneration projects.   In the third quarter of 1997,
the Trust took a write-down of $3,236,000, primarily
related to the Rhode Island facility.   In the second
quarter of 1998, the Trust completed an intensive review of the remaining projects and determined that a writedown of its investment by an additional $4,062,000 was necessary. Other 1998 Trust expenses were comparable to 1997 levels.

Liquidity and Capital Resources

During the first nine months of 1998, the Trust's operating activities used $388,000 of cash as opposed to providing $1,575,000 of cash during the same period in 1997. The change is primarily attributable to lower net income in 1998, additional investments in new and existing projects, and costs of the arbitration proceedings against the former owner of the on-site cogeneration projects. Cash distributions to shareholders decreased to $1,784,000 in the first nine months of 1998 from $2,483,000 in the same period in 1997 due to a decrease in the monthly cash distribution rate in July 1997.

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

PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The Trust's subsidiaries that own the On-Site Cogeneration projects brought an arbitration proceeding in the amount of $4,100,000 against the sellers of those Projects, subsidiaries of Eastern Utilities Associates, Inc., the former owner. The Trust claims breaches of representations and warranties made by the former owner at the time the on-site cogeneration projects were acquired. In October 1997, the complaint was amended to allege fraud by the sellers. On October 24, 1998, the arbitrator panel awarded $2.6 million in damages to the Trust plus approximately $900,000 in interest. The Sellers were awarded approximately $400,000 on their counter-claim plus $130,000 in interest. Each side was also awarded attorney's fees on the portions of its case it prevailed on, to be determined by the panel. The Trust has not reflected the amounts claimed in its financial statements pending the outcome of the arbitration proceeding. See Part I, Item 2 for additional information.

In February 1997, the Trust's subsidiaries that own the San
Joaquin and Byron projects filed suit in the Superior Court of California for the City of San Francisco against Pacific
Gas and Electric Company ("PG & E") for breach of the power sales contracts. The case was settled for $120,000 to the Trust, plus contract revisions, in September 1998.

On February 28, 1997 Michael Cutbirth, an individual, sued the Managing Shareholder in the Superior Court of California, Kern County, claiming unspecified damages (including a claim to an equity interest) for breach of an alleged confidentiality agreement relating to the acquisition of the San Joaquin and Byron Projects. The United States District Court for the Eastern District of California ruled for the Trust on all counts in July 1998

On August 6, 1998, Ridgewood/Providence Power Partners,
L.P. ("RPPP"), a limited partnership through which the

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant




November 18, 1998        By /s/ Martin V. Quinn
Date                            Martin V. Quinn,
                                Senior Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial officer)