Form 10-Q/A
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1999-03-10
CIK 917032

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q/A

                              AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998

Commission File Number     0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact name of registrant as specified in its charter.)

Delaware, U.S.A.                    22-3324608
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey       07450-2939
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (201)
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

Introduction

The consolidated financial statements include only the accounts of the Trust and of the subsidiaries owning the Providence and Pump Services Projects. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and Santee River LLC.

Results of Operations

In the first nine months of 1998, the Trust had total revenues of $5,400,000, which were slightly higher than the total revenue of $5,127,000 in the same period in
1997. Revenues in the third quarter of 1998 of $1,784,000 were also slightly higher than the 1997 third quarter revenues of $1,698,000. Cost of sales of $3,619,000 in the first nine months of 1998 were also slightly higher
than the cost of sales of $3,434,000 in the first nine
months of 1997.   Cost of sales in the third quarter of
1998 of $1,208,000 were also slightly higher than the 1997 third quarter cost of sales of $1,066,000. The increases in both revenues and costs of sales in 1998 are attributable to the higher production levels achieved at the Providence project in 1998.

General and administrative expenses for the nine months ended June 30, 1998 were $216,000 higher than the amount for the same period in 1997 because in 1997 a portion of the general and administrative costs paid to Ridgewood Power Management Corporation were capitalized as part of the costs of adding a ninth engine to the Providence project. General and administrative expenses in the third quarter of 1998 were $111,000 higher than in the same period in 1997 for the same reason.

Project due diligence costs in the third quarter of 1998
were $212,000 higher than in the third quarter of 1997 primarily due to the write off of costs associated with a rejected potential investment in a series of landfill gas fueled generation plants. Project due diligence costs for the first nine months of 1998 increased by $215,000 for the same reason.

Interest income declined from $205,000 in the third quarter of 1997 to $53,000 in the third quarter of 1998 and from $756,000 in the first nine months of 1997 to $329,000 in the first nine months of 1997 due to lower average cash balances.

Interest expense was slightly lower in 1998 due to lower borrowings outstanding at the Providence project.

The Trust's equity in income from the Maine Hydro Projects decreased from $596,000 in the first nine months of 1997 to

$584,000 in the same period in 1998 but improved from a loss of $178,000 in the third quarter of 1997 to a loss of $104,000 in the same period in 1998. These variations were caused by changes in project revenues resulting from precipitation fluctuations affecting the flow of water and were within the expected range of variations. The Trust recorded a loss of $435,000 in the first nine months of 1998 and a loss of $123,000 in the third quarter of 1998 with respect to its equity in Maine Biomass Projects that was acquired in July 1997. The projects are not operating (except for required testing) but in April 1998 they began selling "installed capability" (a measure of their capability to provide electricity) under contract to participants in the New England Power Pool. Revenues from those sales caused the loss attributable to the Trust from the Maine Biomass Projects to be significantly reduced in the second and third quarters of 1998.

Liquidity and Capital Resources

During the first nine months of 1998, the Trust's operating activities generated $281,000 of cash compared to $2,100,000 during the same period in 1997, as the result of the factors discussed above. Capital expenditures during the first nine months of 1998 decreased to $1,461,000 from $2,459,000 in the same period in 1997 because most of the necessary improvements at the Providence plant have been completed. Cash distributions to shareholders increased to $2,695,000 in the first nine months of 1998 from $2,381,000 in the same period in 1997 due to an increase in the frequency of distributions from quarterly to monthly in July 1997. The increase was lessened by a decrease in the distribution rate from $650 per share to $500 per share in August 1998.

In September 1998, the Trust and an affiliate, Ridgewood
Electric Power Trust V ("Trust V"), purchased a preferred membership interest in Santee River Rubber Company, LLC,
("Santee River"). Santee River is building a waste tire and rubber processing facility located near Charleston, South Carolina. The Trust's share of the net purchase price was $4,469,650 and Trust V's share of the purchase price was $8,939,301.

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 1998.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

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

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of the first quarter of 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is less than $1,000.

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

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years is estimated at $12,250 and is estimated to be approximately $11,500 for 1999.

     Each of the Trust's electric generating facilities is being reviewed during the first quarter of 1999 by an outside consultant to determine if its electronic control systems contain software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. Many of the Trust's facilities are small electric generating facilities that rely on mechanical and analog systems that are generally not subject to Year 2000 problems. The facilities use personal computers running packaged software for routine recordkeeping and data logging, which have been upgraded as described above.

     The Trust's two largest generating plants, the Maine Biomass Projects (total capacity net to the Trust 26 megawatts), have been managed by Indeck Operations, Inc., an affiliate of Indeck Energy Systems, Inc., until March 1, 1999. The Trust took over management responsibility as of that date. Those plants have not operated since fall 1997 and currently are shut down with an anticipated startup date of April 2000. The manager of the plants informed the Trust in December 1998 that the plants contained electronic control systems with embedded components containing Year 2000 flaws. The manufacturer of the control systems has been contacted and custom-made replacement components have been ordered, which are expected to be obtained and installed by the end of June 1999. If these components are not remediated, the Trust has been advised that the plants would be inoperable from January 1, 2000. Because the Trust does not anticipate that the plants would be in operation until April 2000, the year 2000 problems would not result in a shutdown in January 2000.

     Although the plants are not operating, they do currently sell "installed capability" (a theoretical measurement of the reserve generating capacity of the plants) to members of the New England Power Pool. Installed capability sales require that the plants be operated at capacity for 24 hours in February or March of each year as a test. A year 2000 failure that continued beyond February or March 2000 might also disqualify the Trust from selling "installed capability" (the theoretical reserve capacity of the plants) after February or March 2000.

     Based on discussions with Indeck Operations, Inc., the Trust believes that the embedded components will be replaced and testing completed well before January 2000 and that the possibility that the plants will be unable to operate is remote. The Trust is also investigating whether, in the unlikely event the embedded components cannot be replaced and tested in time, the plants can be operated with manual or analog systems. The Trust's share of the anticipated costs of remediation is estimated at less than $50,000. Except as described above, the Trust has discovered no systems at its operating facilities that, if they were not Year 2000 compliant, would have a material adverse impact on output, environmental compliance, recordkeeping or any other material aspect of operations.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. For example, if the utilities that purchase the Trust's electricity output were unable to accept electricity because of system malfunctions or transmission failures caused by Year 2000 non-compliance by them or other persons, the Trust would lose revenues that could not be recouped at a later date. Similarly, if utility payment systems were to malfunction, the Trust's revenues might be delayed. Based on published reports, the Trust believes that it is now very unlikely that utilities will fail to accept electricity for more than a very short time because of malfunctions caused by the Year 2000 problem. Although the Trust also believes that utility payment problems are unlikely and, if they occur, will not exceed a month or two, there can be no assurance that payments to the Trust will not be interrupted. The Trust has established a line of credit, described above at "Liquidity and Capital Resources," to cover this contingency and others. The Trust's non-utility customers are being contacted during the first quarter of 1999. The Trust anticipates that the customers will advise it that they do not anticipate that their own Year 2000 problems, if any, will interfere with taking or paying for the Trust's outputs of electricity, but that they will decline to give any assurance that they will be able to do so.

     The Trust's plants are fueled by renewable sources of energy such as water at hydroelectric dams, landfill gas and wood waste. The Managing Shareholder does not believe that availability of these energy sources will be significantly affected by the Year 2000 problem. The Santee River plant's raw materials, after it opens (which is expected to be in mid-2000 at the earliest) are used tires and liquid nitrogen. The availability of these materials is not expected to be significantly affected by Year 2000 problems. Availability of other supplies such as spare parts and consumables may be affected by Year 2000 problems; the Trust purchases these items from many different sources, no single one or group of which could have a material effect on the Trust if it or they were not Year 2000 compliant.

     Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective. Instead, the Managing Shareholder is monitoring industry trends and compliance and is working to assure the Trust's continued operations. Similarly, as described above, in most cases there are no cost-effective contingency measures that can be taken against the major risks to the Trust that utilities will fail to take or fail to pay for the Trust's electricity output as the result of Year 2000 problems. The Trust believes that in the event that any embedded components or other systems are found to have Year 2000 problems at its power plants it will be able to remediate them promptly and before the end of 1999. It is preparing contingency plans to operate the plants with manual or analog control systems if Year 2000 problems cannot be remediated. Because the Maine Hydro plants are small and use simple technologies (small hydroelectric turbines) that are not dependent on date-sensitive electronics, the Trust believes that it is unlikely that the Maine Hydro Plants would be unable to operate because of Year 2000 problems.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Trust believes that except with regard to the Providence and Maine Biomass Plants Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Trust.

     The Trust is unable to predict reliably what, if anything, will happen after December 31, 1999 with regard to Year 2000 problems caused by the inability of other businesses and government agencies to complete Year 2000 remediation. The Trust knows of no specific problems identified by customers or suppliers that would have a material adverse effect on the Trust.

     The reasonable worst case scenario anticipated by the Trust is that its electric generating facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. The Trust believes that the Providence and Maine Biomass facilities will be capable of operation after January 1, 2000. For purposes of a worst case scenario it will assume, until the survey of embedded components is completed or remediation is completed, that the Providence facility would not be able to operate after January 1, 2000 and that the Maine Biomass facilities would not be able to complete their spring 2000 testing because there might be embedded components that are not Year 2000 compliant and the components could not be replaced in time. The Providence and Maine Biomass facilities provided approximately 95% of the Trust's net revenues in 1998.






                 RIDGEWOOD ELECTRIC POWER TRUST IV

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


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