Form 10-K
period 1998-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1999-04-16
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]


     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 9, 1999 was $39,034,440.


Exhibit Index is located on page 52.

PART I

Item 1.  Business.

Forward-looking statement advisory

     This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, year 2000 remediation and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on May 31, 1995, at which time it had raised approximately $39.2 million. Net of Offering fees, commissions and expenses, the Offering provided approximately $32.9 million of net funds available for investments in the development and acquisition of Independent Power Projects and associated expenses. The Trust has 943 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in seven sets of Independent Power Projects.

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


     The Trust has invested its funds in seven Projects or groups of Projects:

     (i) a 5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project");
     (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project");
     (iii) a portfolio of what were 35 cogeneration facilities located in California, New York, Massachusetts, Connecticut and Rhode Island, purchased from Eastern Utilities Associates, Inc. (the "On-site
Cogeneration Projects");
     (iv) an additional cogeneration project located at an airline food preparation facility in Los Angeles, California (the "El Segundo Project");
     (v) Ridgewood/AES Power Partners, L.P., a joint venture that operates 10 small cogeneration projects in New York and New Jersey;
     (vi)  a 13.8  megawatt
electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project") and
    (vii) a portfolio of seven power modules (each having a diesel engine and electric generator mounted on a skid with necessary control and transformer equipment) which are being marketed and operated by Hawthorne Power Systems, Inc., Los Angeles, California (the "Hawthorne Equipment Project").


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


    Until 1997, the plant only operated during the six month peak season during peak hours. In 1997, the California Public Utilities Commission amended the rate structure to allocate more of the capacity payments to operations during the non-peak months from November to March. As a result, less of the capacity payment could be earned during the peak season. The Trust approached the food processor with a proposal to run the Project and provide steam year-round to the processor. To do so, the Trust made approximately $750,000 of improvements to the steam transfer system and the processor waived certain increases in the rent for the Project site. The parties have negotiated modifications to the thermal host contracts under which the Project rents its site from the food processor and supplies it with steam for a net annual payment of $150,000 from the Project to the food processor.


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


     Distributions from the Project to the Trust for 1998 totalled $1,051,000 (a 17.3% annual return), down slightly from $1,152,000 in 1997. The decrease was largely the result of increased operating costs from the move to 12 month operation from nine months in 1997, and of a brief shutdown to install a new boiler at JRW.


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


     Distributions to the Trust from the Byron Project in 1998 were $465,000 (a 15.5% annual return), down from $572,000 in 1997. The decrease was the result of increased operating costs from the shift to 12 month operation from nine months in 1997. See Item 7 - Management's Discussion and Analysis.


     Please refer to the discussion of the San Joaquin Project for further details on regulatory issues for the Byron Project.

(iii)  On-site Cogeneration Projects


     In September 1995, the Trust purchased the ownership interests in the On-Site Cogeneration Projects, a portfolio of 35 "inside the fence" cogeneration Projects owned by affiliates of Eastern Utilities Associates, Inc. ("EUA"), for an aggregate purchase price of approximately $11.3 million. The Trust has invested an additional $1.4 million for capital improvements in the Projects and has expended additional amounts on remediation. The On-site Cogeneration Projects use natural gas fired turbines or reciprocating engines to provide electrical energy and/or heat for industrial uses or air conditioning purposes under contracts with a variety of industrial customers. The On-site Cogeneration Projects were located on 35 sites in California (18 sites), Connecticut (six sites), Massachusetts (two sites), New York (eight sites) and Rhode Island (one site). The purchase agreement provided that the acquisition would take place as of September 30, 1995, and accordingly the Trust assumed the benefits and risks of the On-site Cogeneration Projects accruing after that date. Distributions from the On-site Cogeneration Projects began in 1996 and in 1998 totalled
$632,000 (a 15.2% annual return based on the investment after significant writedowns), down from $1,424,000 in 1997.

     Returns from the On-site Cogeneration Projects have deteriorated since their purchase and beginning in the third quarter of 1997 the Trust has closed the majority of the Projects for unprofitability or because of contract expirations. As of March 1, 1999, only
12 of the Projects are still in operation. Because of closures and contract expirations, the Trust has written down the value of its investment from $13.1 million to $4.2 million. See Note 3 to the Financial Statements for the details of the writedowns. In the future, the Trust may decide to close additional Projects because of contract expirations, unprofitability and other factors.

     The On-Site Cogeneration Projects have been divided for financial reporting purposes into four groups. The Massachusetts Projects include a project located at a textile manufacturer in Fall River, Massachusetts (a 3.5 Megawatt turbine with backup diesel engines) and a project at a housing complex in Worcester, Massachusetts (.25 Megawatts). The Trust has successfully resolved contract interpretation disputes with the textile manufacturer and the Massachusetts Projects remain profitable. The Rhode Island Project, which was sold in December 1997, was located at a textile manufacturer in Centerdale, Rhode Island and had a rated capacity of 4.2 Megawatts from three natural-gas- fired engines. The host was obligated under an equipment lease and maintenance agreement to make payments of approximately $900,000 per year to the Trust, and according to projections supplied by EUA, the Project should have earned cash flow of $800,000 per year. The host manufacturer for several years had been significantly in arrears in its payments and made only sporadic payments to the Trust. The Project's operations were suspended in October 1996, and were only briefly resumed in spring 1997 after the host made a few payments. In May 1997 the host's primary lender threatened to place the host textile manufacturer into bankruptcy, which would have terminated the host's contract with the Trust. After protracted negotiations, the Trust sold the Project to the lender in December 1997 for $900,000 and the Trust recorded a loss of $2,752,000.

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

     The remaining 31 On-site Cogeneration Projects, all of which are or were natural-gas-fueled, were located in California and New York and had an aggregate rated capacity of 5.5 Megawatts. In 1996, the Trust discontinued operation of and wrote off four small On-Site Cogeneration Projects in this group with a total rated capacity of .24 Megawatts of electricity, which had book values totalling $113,000. The discontinued Projects had produced nominal cash flow or losses. In 1997 the Trust discontinued operation of and wrote off 15 additional Projects with a rated capacity of 2.1 Megawatts in this group, for a total of $4.8 million. After further review in 1998, the Trust wrote down the value of the remaining 12 Projects by an additional $4.1 million. The Trust received an arbitration award of $2.6 million against EUA for misrepresentations made by EUA as to the condition of certain of the On-Site Cogeneration Projects and other misrepresentations, as described at Item 3 - Legal Proceedings.


     In purchasing the On-site Cogeneration Projects, the Managing Shareholder concluded that the costs of engaging third party managers to operate many smaller Projects would significantly reduce total returns to the Trust. The Managing Shareholder, after reviewing the alternatives, elected to create an in-house management capability as a means of limiting costs, acquiring valuable operating and industry knowledge and increasing efficiency. It accordingly organized an affiliate, Ridgewood Power Management Company. Management responsibility for the On-site Cogeneration Projects was substantially transferred to the Managing Shareholder and Ridgewood Power Management Company at the end of 1995.

     In January  1999 five of the  remaining  12  Projects  in this  group,  all located on Long Island in New York State, were transferred to Ridgewood/AES Power Partners, L.P. ("Ridgewood AES"), as described in the following paragraphs.

(iv) Ridgewood/AES Power Partners, LLC.

     Instead of operating eight of the smallest On-Site Cogeneration Projects located in New York and Connecticut itself or through RPMCo, the Trust engaged AES-NJ Cogen, Inc., a small operator of cogeneration plants in that area ("AES") that is not affiliated with the Trust to operate them under contract. In September 1997 the Trust and AES created a joint venture, Ridgewood AES, to develop additional small cogeneration projects in the New York metropolitan area. The Trust supplies capital and AES supplies development services. AES receives a operating and maintenance fee of 1.1 cents per kilowatt-hour of electricity produced and is responsible for routine maintenance; the Trust is entitled to all distributions until it receives a preferred, non-cumulative annual return of 16% on its capital investment, and then any further distributions are shared equally with AES. At December 31, 1998 Ridgewood AES owned five cogeneration projects at hotels and hospitals in New York and New Jersey. Distributions from Ridgewood AES to the Trust in 1998 were $34,000 and were $4,000 in 1997. At December 31, 1998 the Trust's total investment was $472,000.

     In January 1999 the Trust transferred five small cogeneration projects to Ridgewood AES. Those projects had previously been operated by AES under contract with the Trust.

(v)  Ridgewood El Segundo, LLC

         In April 1998 the Trust purchased an additional cogeneration project located at a food preparation facility for the Los Angeles International Airport from a private developer. The project is located within one mile of an On-Site Cogeneration Project also owned by the Trust at the Airport. The total investment was $692,000 at December 31, 1998. No distributions were made in 1998 from the Project to the Trust.

(vi)  Providence Project


     The Trust and Ridgewood Electric Power Trust IV, a similar program organized by the Managing Shareholder ("Ridgewood Power IV"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. The Trust invested $7.1 million in the Project and Ridgewood Power IV supplied the remainder of the $20 million investment in the Project. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs)and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Project is encumbered by $5.4 million of debt maturing in installments through 2004. In 1997, as described below, capital improvements were completed and the Trust's total investment in the Project increased to $7,504,000. At December 31, 1998, intercompany transfers had reduced that amount to $7,310,000.


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


     Since the Trust purchased the Project in April 1996, average output from the existing eight engine-generator sets has risen by approximately 25% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996 and 11.5 Megawatts in 1997. Since August 1997, monthly sales have approached or equalled the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity by approximately 1/8, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract. Distributions from the Project for 1998 to the Trust totalled $547,000 (a 7.5% annual return) down from $923,000 for 1997. The decrease is primarily the result of increased expenditures in 1998 for regularly scheduled overhauls and preventive maintenance of engines.

(vii) Hawthorne Equipment

     In January 1999 the Trust agreed to purchase for $2,361,000 seven Caterpillar unified power modules (consisting of a diesel engine and a linked generator on a single skid, with control equipment) for delivery in June 1999. A deposit of $590,000 was paid in February 1999. The purchase is being made through Hawthorne Power Systems, Inc. of Los Angeles, California, which is a dealer of Caterpillar power systems and which also maintains a rental fleet of similar power modules. Hawthorne will market the Trust's modules along with its own fleet for emergency, temporary or peak power supplies for industrial and commercial customers, both domestic and international, and will maintain the modules. Hawthorne will charge the Trust its customary fees, not in excess of those applicable to its own fleet, for marketing and maintenance and all profit or loss after payment of those fees and taxes will be for the account of the Trust.

     Except for possible additional investments through Ridgewood AES, the Trust does not expect to make further investments.


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


     The On-site Cogeneration, El Segundo and Ridgewood/AES Projects are "inside-the-fence" cogeneration facilities that are located on the sites of host businesses or organizations and that sell both their electrical output and their heat output to their hosts. The long-term contracts with the hosts generally provide that the Trust is compensated on a "shared savings" basis, under which the net cost of the output is compared to the cost of purchasing the energy from utility suppliers under a predetermined formula and the Trust is paid a percentage of the computed savings. The Trust's return is thus linked to the reliability and efficiency of its operations as well as the cost of alternate sources.


     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.


     The Trust, through the Managing Shareholder, operates most of its Projects, and Project operating costs have been wholly borne by the Trust as operating expenses and have not been borne by the Managing Shareholder. Based on its experience with the Trust's Projects and its experience managing other similar investment programs, the Managing Shareholder believes that contracting with third persons for the management of operating Projects in many cases is not in the best interests of the Trust because of the fragmentation of responsibility, the need for extensive oversight of the managers, the loss in some cases of economies of scale, the difficulty in some areas of obtaining qualified managers and the generally high cost of management contracts. These factors would be particularly burdensome in the case of the inside-the-fence Projects, many of which are small and located at multiple sites. Further, the use of third persons to manage Projects deprives the Trust and other programs of management experience and hands-on knowledge that otherwise would be acquired by the Managing Shareholder or Affiliates.

     The Managing Shareholder accordingly has organized RPMCo to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of all of its Projects, other than 10 small cogeneration Projects located in New York, New Jersey and Connecticut, to RPMCo. See Item 10 -- Directors and Executive Officers of the Registrant and Item
13 -- Certain Relationships and Related Transactions for further information regarding the Operation Agreement and RPMCo and for the cost reimbursements received by RPMCo.


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

     Customers  of  Projects  that   accounted  for  more  than  10%  of  annual
distributions from operating sources to the Trust in each of the last three fiscal years are:

                                           Calendar year
                                   1998          1997          1996
Pacific Gas & Electric Co.          56%           42.3%        34.3%
 (San Joaquin & Byron Projects)
New England Electric System         20%           22.6%        16.0%
 (Providence Project)
Globe Manufacturing Co.             12%           18.3%        18.7%
 (Massachusetts Projects)
The Worcester Company                0%            6.9%        16.3%
 (Rhode Island Project)


     Each inside-the-fence Project sells all of its output to a single customer and termination of those contracts would end all revenue from a Project, unless the engines and other equipment could be economically moved to and installed on a new host's site. The Providence Project burns methane gas generated by the decomposition of garbage, which causes that Project to be a "small power production facility" under PURPA. This allows it to be a Qualifying Facility without the need to sell thermal energy or to meet efficiency standards.


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


     To date, the Federal Energy Regulatory Commission and California authorities have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. This alternative is being implemented in California. In some states, utilities are being encouraged or ordered to issue bonds or other financial instruments to retire stranded cost assets or contracts, supported by transition charges.


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

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. An affiliate of the Trust, Ridgewood Electric Power Trust II, is facing litigation from Pacific Gas and Electric Company challenging the status of that trust's Monterey Project, a sister project to the Byron and San Joaquin Projects. No action against the Trust's Projects is anticipated at this time. If such an attempt were to be made, the Trust might face material costs in contesting those utility actions. Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. No such offer has been suggested or made to the Trust, although the Trust is considering making such an offer to Pacific Gas & Electric.


     Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchaser will not declare bankruptcy.

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


     The remaining On-site Cogeneration Projects and the Ridgewood AES and El Segundo Projects, which have "shared savings" contracts, are exposed to the changes in the electric industry that are being caused by wholesale and retail deregulation, as explained below. To date, these deregulation efforts have not had material adverse effects on these Projects, but there is the potential for some impact on revenues in 1998 and later years.


(5)  Competition

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

(i)  Potential Legislation and Regulation.

     All federal, state and local laws and regulations, including but not limited to PURPA, the Holding Company Act, the 1992 Energy Act and the FPA, are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Trust.

(6)  Regulatory Matters.

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

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that the Byron, San Joaquin and Providence Projects, which sell electricity to public utilities, and the On-Site Cogeneration, Ridgewood AES and El Segundo Projects, which do not normally sell electricity but which are interconnected with the local electric utilities, are Qualifying Facilities. Maintaining the Qualified Facility status of an electric generating Project that sells power to utilities is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational requirements of PURPA, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project. The Trust endeavors to comply with these requirements, but there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. In California, the state regulator has authorized a comprehensive monitoring system under which electric utilities continuously meter a Project's performance. Many California utilities, including PG&E, the utility that purchases the San Joaquin and Byron Projects' electric output, aggressively use this data to press for termination of Qualifying Facility status, and there is an ongoing risk that the utility will assert that the Project does not qualify for any given year. The Trust believes that those Projects have qualified and will continue to qualify. The On- site Cogeneration Projects do not sell material amounts electricity to utilities or off-site customers; therefore, they need not be Qualifying Facilities so long as state requirements or market forces assure the ability of the On-Site Cogeneration Projects and similar Projects to interconnect for back-up power.


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

(C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of- service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

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

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non- Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

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


     In September 1998 the Environmental Protection Agency ("EPA") brought administrative proceedings against the Providence Project for violations of training, recordkeeping and signage requirements. The alleged violations and the proceedings are described at Item 3 - Legal Proceedings, below.


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

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause some areas in which Projects are located to be classified as non-attainment areas. If so, states will be required to impose additional requirements for industries to reduce emissions. It is uncertain whether or how any reductions would be applied to small facilities such as the Trust's Projects. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. In addition, many eastern states, including Massachusetts and New York, have organized in the Ozone Transport Assessment Group to require further restrictions on emissions of nitrogen oxides. The Environmental Protection Agency is considering the Group's recommendations as well as other proposals to reduce emissions of nitrogen oxides and other ozone- forming chemicals. If adopted, new regulations could required the Trust to install additional equipment to reduce those emissions or to change operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

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

(E)  Employees.

     The Projects are operated by RPMCo and accordingly the Trust has no employees. The persons described below at Item 10. Directors and executive officers of the Managing Shareholder and RPMCo serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.


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
            California                                            cogeneration
                                                                      facility

On-Site      7 sites     Leased   various       n/a       n/a     Inside-the-
 Cogen-        in CA,       or                                          fence,
 eration      CT, MA,   licensed                                    gas-fired
              and NY                                                or diesel-
                                                                       fueled
                                                                 cogeneration
                                                                  engines and
                                                                    generators
Providence   Providence,  Leased    2020         4      10,000       Landfill
             Rhode Island                                            gas-fired
                                                                    generation
                                                                      facility

Ridgewood    10 sites in  Licensed  various     n/a       n/a      Inside-the-
 AES          NY and NJ                                             fence, gas-
                                                                        fired
                                                                   cogeneration
                                                                   engines and
                                                                    generators
Ridgewood    Los Angeles, Licensed              n/a        n/a   Inside-the-
 El Segundo   CA                                                  fence, gas-
                                                                    fired
                                                                 cogeneration
                                                                    facility


Item 3.  Legal Proceedings.


     In December 1996 the Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA before the American Arbitration Association in Boston, Massachusetts as provided in the acquisition agreement, claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the Trust through misrepresentations, improper billing practices, fraud and violations of state fair trade practice laws. In
October 1998, the arbitrators awarded the Trust damages of approximately $2,605,000 on certain of its claims of misrepresentation and awarded approximately $395,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,000 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,000.

     The arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting its case in chief, which the Trust computed at approximately $997,000, and awarded EUA its attorneys' fees and expenses incurred in prosecuting its counterclaim. The panel is expected to rule by the end of April 1999 on objections raised by each party to the others' fees and expenses and to make a final award. EUA has also refused to pay interest at 12% per year awarded by the panel on the Trust's award from September 1995 to November 1998 until a final ruling by the panel.

     The Trust has brought a motion in the United States District Court for the District of Massachusetts to confirm the award, which will await the final ruling of the panel on the attorneys' fees and expenses. The Trust has not recorded any potential recovery on fees, expenses and interest pending a final ruling or payment.

     In September 1998 the Region I office of the U.S. Environmental Protection Agency (the "EPA") filed an administrative proceeding against Ridgewood Providence Power Partners, L.P. ("RPPP"), a subsidiary of the Trust, seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. RPPP answered and the matter has been referred to an alternative dispute resolution procedure within the EPA. In the course of discussions with the EPA and through the alternative dispute resolution procedure, EPA has offered to reduce the penalty to $88,750. Further, EPA is discussing with RPPP a proposal to offset a portion of the penalty by crediting RPPP with certain environmental audit and remediation expenditures, over and above those required by law, that the Trust and other Ridgewood Power Trusts may agree to make. RPPP expects to resolve this matter in the second quarter of 1999 and does not anticipate that it will have to make further material capital expenditures to remedy the items identified by the EPA or that this proceeding will have a material adverse impact on it. The Trust does not anticipate that it will be liable or will have to fund the costs of this proceeding. Costs of defense and settlement will be paid by the Project.

     On December 31, 1998 the Trust, through subsidiaries, filed a legal complaint in the Superior Court of California for Monterey County against Waukesha-Pierce, Inc. and subsidiaries, alleging that the subsidiaries had not disclosed the existence of an obligation of the Monterey Project to Pacific Gas and Electric Company and therefore breached a warranty in the acquisition agreement. The claim was for approximately $273,000 plus interest and expenses. Waukesha-Pierce, Inc. was included in the proceeding as a contractual guarantor. On January 17, 1999, a separate action against Waukesha-Pierce, Inc. was filed by the Trust's subsidiaries in the United States District Court for the Northern District of Texas to enforce the guaranty. The parties are considering settlement negotiations but the Trust will vigorously pursue these actions if settlement is not promptly achieved.


Item 4.  Submission of Matters to a Vote of Security Holders.


     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1998.


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


     The Managing Shareholder is considering the possibility of a combination of the Trust and five other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, II, IV and V, and the Ridgewood Power Growth Fund) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.


(b)  Holders

     As of the date of this Form 10-K, there are 973 record holders of Investor Shares.

(c)  Dividends


     The Trust made distributions as follows in the years 1997 and 1998:

                             Year ended                Year ended
                         December 31, 1997      December 31, 1998

Total distributions

 to Investors                $3,045,001                $2,352,106
Distributions per
 Investor Share                   7,771                     6,003
Distributions to
 Managing Shareholder            30,758                    23,759


     Distributions have been made on a monthly basis. Because of recent reductions in the rate of distributions to $500 per month, effective January 1999, the Trust has proposed making future distributions on a quarterly basis beginning at some time during the second quarter of 1999. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.


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


Supplemental Information      As of and      As of and     As of and     As of and
Schedule                       for the        for the        for the      for the
Selected Financial Data      Year ended    Year Ended     Year Ended     Year Ended    Period Ended
                            December 31,  December 31,    December 31,   December 31    December 31,
                               1998          1997            1996          1995           1994

Total Fund Information:




Net revenue from

 operating projects           $2,727,986     $4,075,390        $3,525,613       $1,317,287           $0
Net income (loss)               (798,415)    (1,355,866)(B)     2,541,686        1,440,550     (213,299)
                                  (A),(C)

Net assets

 (shareholders' equity)       23,783,034      26,957,314        31,388,939       32,579,226    18,671,356

Investments in project
 development and power
 generation limited

 partnerships                 21,714,050      24,613,978       28,050,750       20,884,493            0
Total assets                  24,257,396      27,336,224       31,430,075       32,651,668    18,405,145

Per Investor Share:

  Revenues                       $10,404        $10,788            $9,630           $6,066       $1,178
                                   (C)
  Expenses                        12,442         14,249(B)          3,143            2,389        2,144
                                   (A)
  Net income (loss)               (2,038)        (3,460)            6,486            3,676         (966)
                                (A)(B)(C)
  Net asset value                 60,695          68,796            80,106           83,143       84,598
Distributions to Investors         6,003          7,771             9,429            5,896            0




 (A) After writedowns of investments in 1998 of $4,055,214 ($10,349 per Investor Share).
 (B)  After writedowns of investments in 1997 of $4,743,631 ($12,106 per

Investor Share).

 (C) Includes $1,265,122 ($3,229 per Investor Share) of income from arbitration award.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Introduction


The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented elsewhere herein. The Trust's financial statements are prepared under generally accepted accounting principles applicable to business development companies. Accordingly, the Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. Dollar amounts in this discussion are generally rounded to the nearest $1,000.


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


Additional trends affecting the independent power industry generally are described at Item 1 - Business.


Results of Operations

The year ended December 31, 1998 compared to the year ended December 31, 1997.

     In 1998  and  1997,  the  Trust's  net loss was  $798,000  and  $1,356,000, respectively. The loss primarily resulted from 1998 and 1997 charges to earnings of $4,055,000 and $4,744,000, respectively, relating to the write-down to net realizable value of the Trust's investment in the on-site cogeneration projects acquired from affiliates of EUA in 1995.

     The Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA, as described at Item 3 - Legal Proceedings. The Trust has not recorded amounts of the award that are currently being considered by the arbitration panel or that EUA has refused to pay.

     Without the write-downs of the on-site cogeneration projects and income from the arbitration award, net income for 1998 would have been $1,992,000 as compared to $3,388,000 for 1997, a decrease of $1,396,000 (41.2%). This increase reflects a $1,347,000 decrease in income received from Projects in which the Trust has invested and a decrease of $68,000 in interest income. The decrease in interest income reflected the Trust's lower average cash balances.

As summarized below, income from power generation projects decreased 33.1% to $2,728,000 in 1998 compared to $4,075,000 in 1997:

Project                                1998               1997

On-site Cogeneration:
    Massachusetts                    $  324,000     $   745,000
    Rhode Island                          ---           283,000
    New York                            243,000         293,000
    Others                               65,000         104,000
    Subtotal                            632,000       1,425,000
Ridgewood AES                            34,000           4,000
San Joaquin                           1,051,000       1,152,000
Providence                              547,000         923,000
Byron                                   464,000         571,000

Total                               $ 2,728,000      $4,075,000

     In 1998, income from the San Joaquin, Byron and Providence Projects decreased by $101,000 (8.8%), $107,000 (40.7%) and $376,000 (18.7%) and
respectively. The decrease in income from San Joaquin and Byron reflected reduced margins from operating year round in 1998 compared to nine months of operations in 1997. The change to year round operations was necessitated by a change in the structure of the capacity payments from the utility. The decrease in income from the Providence Project reflects the costs of periodic engine maintenance. In 1998, income from the On-Site Cogeneration Projects decreased by $793,000 (55.6%) as a result of the problems discussed above.

     Excluding the writedown of investments, total expenses decreased by $20,000 (2.3%) to $820,000 in 1998 from $840,000 in 1997. Management fees declined $93,000 (12.1%) to $674,000 in 1998 from $767,000 in 1997 reflecting the lower net assets of the Trust. Accounting and legal expenses increased $48,000 (102.1%) from $47,000 in 1997 to $95,000 in 1998 as a result of legal costs associated with disputes that were resolved in 1998.

The year ended December 31, 1997 compared to the year ended December 31, 1996.

     In 1997, the Trust's net loss was $1,356,000. The loss resulted from 1997 charges to earnings totaling $4,744,000 relating to the write-down to net realizable value of the Trust's investment in 16 terminated On-site Cogeneration Projects acquired from affiliates of Eastern Utilities Associates in 1995. In 1996, the Trust wrote-down four On-site Cogeneration Projects totaling $113,000. The 1997 and 1996 results from operations for the On-site Cogeneration Projects were substantially below expectations resulting from the prior owner's poor maintenance and operation, design defects, defaults by a customer, a pattern of overbilling of customers and other breaches of the purchase agreement. These Projects also suffered temporarily in early 1997 and late 1996 from sharp increases in natural gas prices. Most of these Projects are "shared savings" projects under which the Projects' billings are computed with reference to utilities' retail electricity and gas rates. Because utility rates to retail customers in many cases did not rise as fast as the gas prices paid by the Projects, margins were severely impacted in the winter of 1996-1997.

     Without the write-downs of the On-site Cogeneration Projects, net income for 1997 would have been $3,388,000 as compared to net income of $2,655,000 for 1996, an increase of $733,000 (27.6%). This increase reflected a $549,000 increase in income received from Projects in which the Trust has invested, a decrease of $96,000 (38.7%) in interest income and a decrease of $280,000
(25.0%) in other Trust expenses. In 1997, interest income decreased by $96,000 from 1996, as a result of the increase of the amount of cash invested in Projects, which decreased the cash invested in short-term securities. For 1997, the Trust's expenses (excluding investment write-downs) decreased by $280,000 from 1996, principally due to a $254,000 decrease in Project due diligence costs because the Trust evaluated fewer acquisition targets in 1997. There were no material changes in the other expense categories.

     As summarized below, income from power generation projects increased 15.6% to $4,075,000 in 1997 compared to $3,526,000 in 1996:

Project                                 1997               1996

On-site Cogeneration:
    Massachusetts                   $   745,000        $ 660,000
    Rhode Island                        283,000          573,000
    New York                            293,000          161,000
    Others                              104,000          362,000
    Subtotal                          1,425,000        1,756,000
Ridgewood AES                             4,000             ---
San Joaquin                           1,152,000          779,000
Providence                              923,000          562,000*
Byron                                   571,000          429,000

Total                                $4,075,000       $3,526,000


*   Represents a partial year April 16 to December 31, 1996.


     In 1997,  income from the San Joaquin,  Providence  and the Byron  Projects
increased  by  $373,000  (47.9%),   $361,000  (64.2%),   and  $142,000  (33.1%),
respectively. As a result of changes made in the calculation of capacity payments received under their electricity sales contracts, the San Joaquin and Byron Projects improved profitability by operating for nine months in 1997, as compared to six months in 1996.. The Trust acquired its interest in the Providence Project in mid-April 1996. Accordingly, 1996 results only include eight and one half months of activity. Additionally, 1997 operating profitability improved by adding a ninth engine and increasing sales to the utility. In 1997, income from the On-Site Cogeneration Projects decreased by $327,000 (18.6%) as a result of the problems discussed above.


Liquidity and Capital Resources


     For 1998, net cash provided by operating activities was $2,103,000, which included deductions of $1,155,000 for additional investments in projects. For 1997, net cash provided by operating activities was $2,804,000. This amount included a $900,000 termination payment from the Rhode Island cogeneration project and a deduction of $2,099,000 for additional investments in projects. Cash distributions to shareholders were $2,376,000 in 1998 as compared to $3,076,000 in 1997. As a result of lower earnings from the On-site Cogeneration Projects, monthly cash distributions were reduced to $500 per share in July 1997 from an average of $800 per share during the first six months of the year.

     During 1998 the Trust acquired an on-site cogeneration facility (the "El Segundo Project") in Los Angeles, California, for $692,000. In addition, during 1998, the Trust invested an additional $331,000 in a series of cogeneration projects in New York and New Jersey (the "Ridgewood/AES Projects"). In February 1999, the Trust made a $590,000 deposit for seven Caterpillar power modules that are expected to be delivered in June 1999. The seven power modules have a total purchase price of $2,361,000. The Trust plans to rent the power modules to domestic and international customers.

     During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1998 or 1997.

     Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The need to retain working capital is further reduced by the availability of the line of credit facility. The Trust anticipates that its cash flow from operations during 1999, and line of credit facility will be adequate to fund its obligations.


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

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of the April of 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is approximately $600.

     The Managing Shareholder has identified two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. In late 1998, the Managing Shareholder's outside computer consultant reviewed the remediation completed for those systems and advised the Managing Shareholder that material additional work was required for these systems to work efficiently after 1999. The Managing Shareholder accordingly employed a new specialist for Year 2000 remediation of those systems and other software and for information systems support generally. The Managing Shareholder's plan called for completion of changes to the distribution system and testing of that system by the end of the first quarter of 1999 and the Managing Shareholder believes that this effort is on schedule. The plan also targets completion by the end of the second quarter of 1999 of minor changes to the elements of the subscription/investor relations system that will allow it to handle individual investors' records, and of all testing of those modifications. Elements of that system used to generate internal sales reports and other internal reports (but which do not affect investors' records) will require major remediation. Remediation of the internal report generating programs is expected to be completed by the end of the third quarter of 1999 with testing and any additional modifications to be completed no later than the end of 1999.

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

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' Year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. For example, if the utilities that purchase the Trust's electricity output were unable to accept electricity because of system malfunctions or transmission failures caused by Year 2000 non-compliance by them or other persons, the Trust would lose revenues that could not be recouped at a later date. Similarly, if utility payment systems were to malfunction, the Trust's revenues might be delayed. Based on published reports the Trust believes that it is now very unlikely that utilities will fail to accept electricity for more than a very short time because of malfunctions caused by the Year 2000 problem. Although the Trust also believes that utility payment problems are unlikely and, if they occur, will not exceed a month or two, there can be no assurance that payments to the Trust will not be interrupted. The Trust has established a line of credit, described above at "Liquidity and Capital Resources," to cover this contingency and others. The Trust's non-utility customers were contacted during the first quarter of 1999. The Trust anticipates that the customers will advise it that they do not anticipate that their own Year 2000 problems, if any, will interfere with taking or paying for the Trust's outputs of electricity or heat, but that they will decline to give any assurance that they will be able to do so.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Qualitative Information About Market Risk.

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Trust has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

     The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

     Quantitative Information About Market Risk

         This table provides information about the Trust's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash flows and related weighted average interest rates by contractual maturity dates.

                              December 31, 1998

                                        Expected Maturity Date
                                                 1999
                                              (U.S. $)

Bank Deposits and Certificates
  of Deposit                             $   2,414,916
  Average interest rate                          5.225%


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements


     Report of Independent Accountants                       F-2
     Balance Sheet at December 31, 1998 and 1997             F-3
     Statement of Operations for Three Years
      ended December 31, 1998                                F-4
     Statement of Changes in Shareholders'
      Equity for Three Years ended December 31,
      1998                                                   F-5
     Statement of Cash Flows for Three Years
      ended December 31, 1998                                F-6

     Notes to Financial Statements                   F-7 to F-13

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

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.


     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Trust.


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

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.


     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and is its managing shareholder.

     Robert  E.  Swanson  has  been  the  President,   sole  director  and  sole
stockholder of Ridgewood Power Corporation since its inception in February 1991.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power Corporation is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Corporation ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of two privately offered venture capital funds (Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC); and Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.


     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 52, has also served as President of the Trust since its inception in November 1992 and as President of RPMCo, Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional
Venture Partners, LLC. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.


     Robert L. Gold, age 40, has served as Executive Vice President of the Managing Shareholder, RPMCo, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Power Capital Corporation since its organization in 1998. As such, he is President of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 44, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. He is also Senior Vice President of Ridgewood Capital and of the two venture capital funds it manages. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 51, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC.

     Mr. Quinn has 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 46, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.


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


     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2000 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.


(d) Executive Officers of the Trust.


     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder. RPMCo The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.


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


     Ralph O. Hellmold, age 58, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.


     From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one-half share in each of Ridgewood Power I and Ridgewood Power III, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

     Jonathan C. Kaledin, age 41, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act.. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

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


(g)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo assumed day-to-day management responsibility for the San Joaquin, Byron, On- site Cogeneration and Providence Projects in 1996. Like the Managing Shareholder, RPMCo is controlled by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPMCo, under the supervision of the Managing Shareholder, provides the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMCo charges the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated are borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMCo for the full amount of rent, utility supplies and office expenses allocable to RPMCo. As a result, both initially and on an ongoing basis the Managing
Shareholder believes that RPMCo's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMCo will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMCo; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMCo does not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMCo will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own Projects.

     The Operation Agreement does not have a fixed term and is terminable by RPMCo, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMCo; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMCo shall become effective until at least 45 days after notice of the amendment, togetherwith the text thereof, has been given to all Investors.

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer) and Ms. Olin (Vice President). Douglas V. Liebschner, Vice President - Operations, is a key employee.


     Douglas V. Liebschner, age 50, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.


Item 11.  Executive Compensation.


     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. Since 1996 the Managing Shareholder has compensated these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at allocable cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1997 or 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.


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

     The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). The management rights of the Managing Shareholder are described in further detail above at Item 1 -- Business and in Item 10 Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at
Item 13 -- Certain Relationships and Related Transactions.

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

     The Trust did not make any distributions in 1994 to the Managing Shareholder (which is a member of the Board of the Trust) or any other person and made distributions in 1995 and 1996 as stated at Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:



Fee                 Paid to       1998              1997            1996         1995                  1994

Management         Managing          $673,933    $ 766,866        $794,026      $482,000                  $0
 fee              Shareholder

Cost
 reimbursements*    RPMCo          15,617,631   14,308,444      11,566,400             0                   0

Investment         Managing                 0            0               0       343,779             421,011
 fee              Shareholder

Placement          Ridgewood                0            0               0       147,950             188,847
 agent fee        Securities
 and sales        Corporation
 commissions

Organizational,   Managing                  0            0               0       860,195           1,088,727
 distribution     Shareholder
 and offering fee




* Prior to 1996, these costs were either paid by the Trust or by the Projects directly. These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas) of operating Projects that are not operated by non-affiliated managers, and an allocation of RPMCo's overhead. These costs are almost exclusively paid by the Projects and do not appear in the Trust's financial statements.


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


     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in 1995 for payroll and other costs of operation of the Trust's Projects. Beginning in 1996, these reimbursements were paid to RPMCo. The reimbursements to RPMCo, which do not exceed its actual costs, are described at Item 10(g) -- Directors and Executive Officers of the Registrant -- RPMCo.


     Other  information in response to this item is reported in response to Item
11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.


     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1998.


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

Signature                      Title                        Date

RIDGEWOOD ELECTRIC POWER TRUST III (Registrant)


By:/s/ Robert E. Swanson    President and Chief    April 14, 1999
       Robert E. Swanson     Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Robert E. Swanson    President and Chief    April 14, 1999
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn   Chief Financial Officer   April 14, 1999

By:/s/ Kathleen P. McSherry     Controller         April 14, 1999
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder  April 14, 1999


By:/s/ Robert E. Swanson       President
       Robert E. Swanson


     /s/ Robert E. Swanson  * Independent Trustee  April 14, 1999
        Ralph O. Hellmold

    /s/ Robert E. Swanson     Independent Trustee  April 14, 1999
       Jonathan C. Kaledin


*  As attorney-in-fact for the Independent Trustee


                       Ridgewood Electric Power Trust III

                              Financial Statements

                        December 31, 1998, 1997 and 1996

                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]



                        Report of Independent Accountants

     March 23, 1999

     To the Shareholders and Trustees of Ridgewood Electric Power Trust III

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III (the "Trust") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As explained in Note 3, the financial statements include investments, valued at $21,714,050 and $24,613,978 (91% of shareholders' equity) as of December 31, 1998 and 1997, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  PricewaterhouseCoopers LLP

                                      -F2-

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                      December 31,
                                             ----------------------------
                                                1998             1997
                                             ------------    ------------

Assets:

Investments in power generation projects .   $ 21,714,050    $ 24,613,978
Cash and cash equivalents ................      2,414,916       2,687,626
Due from affiliates ......................         30,071          20,458
Other assets .............................         98,359          14,162
                                             ------------    ------------

         Total assets ....................   $ 24,257,396    $ 27,336,224
                                             ------------    ------------




Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses ....   $    185,209    $     38,537
Due to affiliates ........................        289,153         340,373
                                             ------------    ------------

         Total liabilities ...............        474,362         378,910

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (391.8444
  shares issued and outstanding) .........     23,876,239      27,018,776
Managing shareholder's accumulated deficit        (93,205)        (61,462)
                                             ------------    ------------

         Total shareholders' equity ......     23,783,034      26,957,314
                                             ------------    ------------

         Total liabilities and
           shareholders' equity ..........   $ 24,257,396    $ 27,336,224
                                             ------------    ------------
















                 See accompanying notes to financial statements.

                                      -F3-

Ridgewood Electric Power Trust III
Statement of Operations
--------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                          1998          1997           1996
                                      -----------   -----------     -----------
Revenue:

   Income from power generation
     projects .....................   $ 2,727,968    $ 4,075,390    $ 3,525,613
   Interest income ................        83,807
                                                                        247,762
   Income from arbitration award ..     1,265,122           --             --
                                      -----------    -----------    -----------
         Total revenue ............     4,076,897      4,227,395      3,773,375

Expenses:
     Project due diligence costs ..          --            3,692
                                                                        258,378
     Management fee ...............       673,933        766,866
                                                                        794,026
     Accounting and legal fees ....        94,734         46,869
                                                                         48,231
     Miscellaneous ................        51,431         22,203
                                                                         18,012
     Writedown of investments
       in power generation projects     4,055,214      4,743,631        113,042
                                      -----------    -----------    -----------
         Total expenses ...........     4,875,312      5,583,261      1,231,689
                                      -----------    -----------    -----------

         Net (loss) income ........   $  (798,415)   $(1,355,866)   $ 2,541,686
                                      -----------    -----------    -----------





























                 See accompanying notes to financial statements.

                                      -F4-

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                           Managing
                          Shareholders    Shareholder        Total
                          ------------    ------------    ------------

Shareholders' equity,
  January 1, 1996 .....   $ 32,584,476    $     (5,250)   $ 32,579,226

Cash distributions ....     (3,694,661)        (37,312)     (3,731,973)

Net income for the year      2,516,269          25,417       2,541,686
                          ------------    ------------    ------------

Shareholders' equity,
  December 31, 1996 ...     31,406,084         (17,145)     31,388,939

Cash distributions ....     (3,045,001)        (30,758)     (3,075,759)

Net loss for the year .     (1,342,307)        (13,559)     (1,355,866)
                          ------------    ------------    ------------

Shareholders' equity,
  December 31, 1997 ...     27,018,776         (61,462)     26,957,314

Cash distributions ....     (2,352,106)        (23,759)     (2,375,865)

Net loss for the year .       (790,431)         (7,984)       (798,415)
                          ------------    ------------    ------------

Shareholders' equity,
  December 31, 1998 ...   $ 23,876,239    $    (93,205)   $ 23,783,034
                          ------------    ------------    ------------
























                 See accompanying notes to financial statements.

                                      -F5-

Ridgewood Electric Power Trust III
Statement of Cash Flows
--------------------------------------------------------------------------------

                                           Year Ended December 31,
                                 --------------------------------------------
                                      1998           1997           1996
                                 ------------    ------------    ------------

Cash flows from operating
  activities:
Net (loss) income ............   $   (798,415)   $ (1,355,866)   $  2,541,686
                                 ------------    ------------    ------------
Adjustment to  reconcile  net
  (loss)  income to net cash
  flows  from  operating
  activities:
Writedown of power generation
   project investments
                                    4,055,214       4,743,631         113,042
Investments in power
  generation projects ........     (1,155,286)     (2,098,774)     (7,279,299)
Proceeds from sale or transfer
  of investment ..............           --           900,000         353,619
Changes in assets and
  liabilities:
 (Increase) decrease in due
   to/from affiliates, net ...        (60,833)        320,915        (109,085)
 Decrease in deferred due
   diligence costs ...........           --            30,000         273,213
 (Increase) decrease in other
   assets ....................        (84,197)        266,838         (88,808)
 Increase (decrease) in
   accounts payable and
   accrued expenses ..........        146,672          (2,599)        (85,731)
                                 ------------    ------------    ------------
   Total adjustments .........      2,901,570       4,160,011      (6,823,049)
                                 ------------    ------------    ------------
   Net cash provided by (used
     in)operating activities .      2,103,155       2,804,145      (4,281,363)
                                 ------------    ------------    ------------

Cash flows from financing
  activities:
  Cash distributions to
    shareholders .............     (2,375,865)     (3,075,759)     (3,731,973)
                                 ------------    ------------    ------------

  Net cash used in financing
    activities ...............     (2,375,865)     (3,075,759)     (3,731,973)
                                 ------------    ------------    ------------

  Net decrease in cash and
    cash equivalents .........       (272,710)       (271,614)     (8,013,336)

Cash and cash equivalents,
  beginning of year ..........      2,687,626       2,959,240      10,972,576
                                 ------------    ------------    ------------

Cash and cash equivalents,
  end of year ................   $  2,414,916    $  2,687,626    $  2,959,240
                                 ------------    ------------    ------------












                 See accompanying notes to financial statements.
-F6-

Ridgewood Electric Power Trust III
Notes to Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

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

Cash and cash equivalents
The Trust considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

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

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.
                                      -F7-

Reclassifications
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Investments in Power Generation Projects

The Trust had the following investments in power generation projects:

                                                 Fair Values as of December 31,
                                                         1998          1997
                                                     -----------   -----------

JRW Associates, L.P. .............................   $ 6,087,039   $ 5,481,186
Byron Power Partners, L.P. .......................     2,999,031     2,734,331
Ridgewood Providence Power Partners, L.P. ........     7,310,458     7,504,792
Ridgewood AES Power Partners, LLC ................       472,496       141,065
Ridgewood El Segundo LLC .........................       691,619          --
On-site Cogeneration Projects:
   Ridgewood/Mass PPLP ...........................     2,394,851     3,731,067
   Ridgewood/Elmsford PPLP .......................       990,082     1,756,416
   Other On-site Cogeneration Project Partnerships       768,474     3,265,121
                                                     -----------   -----------

                                                     $21,714,050   $24,613,978
                                                     -----------   -----------

  The Trust's distribution income from the projects was as follows:

                                               For the Year Ended December 31,
                                            ------------------------------------
                                               1998         1997          1996
                                            ----------   ----------   ----------
JRW Associates, L.P. ....................   $1,051,375   $1,152,013   $  779,409
Byron Power Partners, L.P. ..............      464,530      571,576      428,540
Ridgewood Providence Power Partners, L.P.      546,690      922,941      562,427
Ridgewood AES Power Partners, LLC .......       33,807        4,249         --
On-site Cogeneration Projects:
  Ridgewood/Rhode Island PPLP ...........         --        282,943      572,970
  Ridgewood/Mass PPLP ...................      323,694      745,005      660,201
  Ridgewood/Elmsford PPLP ...............      242,881      292,543      160,940
  Other On-site Cogeneration
    Project Partnerships ................       64,991      104,120      361,126
                                            ----------   ----------   ----------
                                            $2,727,968   $4,075,390   $3,525,613
                                            ----------   ----------   ----------

   JRW Associates, L.P. (known as San Joaquin Power Company)
   On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $6,087,039 and $5,481,186 at December 31, 1998 and 1997, respectively. The increase in investment was primarily caused by the cost of a new boiler installed at the facility in 1998. The Trust received distributions of $1,051,375, $1,152,013 and $779,409 from the project in 1998, 1997 and 1996, respectively.

   Byron Power Partners, L.P. (known as Byron Power Company)
   In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. As of December 31, 1998 and 1997, the aggregate cost of the Trust's investment in the partnership was $2,999,031 and $2,734,331, respectively. The Trust received distributions of $464,530, $571,576 and $428,540 from the project in 1998, 1997 and 1996, respectively.
                                      -F8-

   Ridgewood Providence Power Partners, L.P. (known as the Providence Project) In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power"). The Trust owns a 35.7% limited partnership interest in Providence Power. In addition, Ridgewood Providence Power Corporation was formed as a Delaware corporation ("RPPCorp.") and the Trust owns 35.7% of the outstanding common stock of RPPCorp., which is the sole general partner of Providence Power. At December 31, 1998 and 1997, the total cost of the Trust's investment was $7,310,458 and $7,504,792, respectively.

   On April 16, 1996, Providence Power purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to 13.8 megawatt.

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

   Through ownership in RPPCorp. and Providence Power, the Trust owns 35.7% of the Providence Project. The remaining 64.3% is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust IV. In 1998, 1997 and 1996, the Trust received distributions of $546,690, $922,941 and $562,427, respectively, from the Providence Project.

   Ridgewood AES Power Partners, LLC (known as  Ridgewood AES)
   In September 1997, the Trust formed Ridgewood AES Power Partners, LLC entered into an agreement with AES-NJ Cogen, Inc. (AES-NJ) to invest in co-generation facilities operated by AES-NJ. In 1997, Ridgewood AES owned three facilities and added two additional facilities in 1998. The facilities are all located in New York. The aggregate cost of the investment was $472,496 and $141,065 at December 31, 1998 and 1997, respectively. The Trust received distributions of $33,807 and $4,249 from the projects in 1998 and 1997, respectively. In January 1999, the Trust transferred five of its Other On-site Cogeneration Projects with a fair value of $283,966 to Ridgewood AES.

   Ridgewood El Segundo, LLC (known as the Dobbs House project)
   In April 1998, the Trust purchased an on-site cogeneration facility located near one of its existing on-site cogeneration facilities in Los Angeles, California. The total purchase price was approximately $590,733, including the payment of liabilities that encumbered the project. The aggregate cost of the investment was $691,619 at December 31, 1998.

   On-site Cogeneration Projects
   In 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects had 13.7 megawatts of base load and 5.7 megawatts of backup and standby capacity. The Trust paid a total of $11,300,000 for the projects and invested additional amounts for capital repairs and improvements and for working capital. EUA operated the projects under a transition agreement until January 1, 1996, at which time Ridgewood Power Management Corporation ("RPMC"), an affiliate of the Trust, assumed operational control. No distributions were made by these projects in 1995. The Trust received distributions of $631,566, $1,424,611 and $1,755,237 from these projects in 1998, 1997 and 1996, respectively. See Note 6 - Arbitration and Litigation, for information relating to arbitration proceedings against EUA.
                                      -F9-

   Ridgewood/Rhode Island Power Partners L.P.
   Ridgewood/Rhode Island Power Partners Limited Partnership (the "Partnership") leased three 1.4 megawatt Cooper Superior gas fired generator sets with heat recovery to a Rhode Island manufacturing company under a lease expiring in 2006. Two engines were in regular use and one engine was on standby. The partnership received a monthly fixed lease payment and a maintenance payment, which escalated over the term of the lease. The Partnership was responsible for maintaining the engines and related equipment. At the expiration of the lease, the lessee had the right to purchase the equipment from the partnership for its fair market value. The Trust received distributions of $282,943 and $572,970 from the project in 1997 and 1996, respectively.

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

   Ridgewood/Massachusetts Power Partners L.P.
   Ridgewood/Massachusetts Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 megawatt base load, single cycle, dual-fuel, combustion turbine powered plant with a heat recovery steam generator which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project includes two 1.6 megawatt Caterpillar diesel engine generator sets to provide backup power. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. During 1998, the Trust completed an intensive review of the project and determined that a write-down of the fair value of $1,236,002 was required. As of December 31, 1998 and 1997, the total cost of the Trust's investment in the partnership was $2,394,851 and $3,731,067 respectively. The Trust received distributions of $323,694, $745,005 and $660,201 from the project in 1998, 1997 and 1996, respectively. The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 kilowatt serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

   Ridgewood/Elmsford Power Partners, L.P.
   Ridgewood/Elmsford Power Partners, L.P. (the "Partnership") owns one cogeneration project consisting of two 665 kilowatt (1,330 kilowatt total) dual-fuel Cooper Superior engine generator sets with heat recovery and a Caterpillar 600 kilowatt standby diesel generator set. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. During 1998, the Trust completed an intensive review of the project and determined that a write-down of the fair value of $505,390 was required. As of December 31, 1998 and 1997, the total cost of the Trust's investment in the partnership was $990,082 and $1,756,416, respectively. The Trust received distributions of $242,881, $292,543 and $160,940 from the project in 1998, 1997 and 1996, respectively.

   The "Other On-site Cogeneration Project Partnerships"
   The "other on-site cogeneration project partnerships" include five partnerships, which owned 31 of the 35 projects acquired from Eastern Utilities Associates. These 31 projects represented approximately one-third of the Trust's original investment in the on-site cogeneration projects. All thirty-one were gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service
                                     -F10-
     agreements had terms expiring between September 1996 and 2011. The projects represented 5.5 MW of base load capacity. The largest project was 660 kilowatts or 12% of the capacity. The projects ranged in size from 30 kilowatts to 660 kilowatts. In 1996, the Trust wrote-off four small projects amounting to $113,042. In 1997, the Trust wrote-off an additional fifteen projects with 2.1 megawatts of base load capacity amounting to $1,991,463. During 1998, the Trust completed an intensive review of the projects and determined that a write-down of the fair value of $2,313,822 was required. The Trust received distributions of $64,991, $104,120 and $361,126 from the projects in 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, the total cost of the Trust's investment in the "other on-site cogeneration partnerships" was $768,474 and $3,265,121, respectively. In January 1999, the Trust transferred five of its Other On-site Cogeneration Projects with a fair value of $283,966 to Ridgewood AES.

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

   The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1998, 1997 and 1996, the Trust paid management fees to the managing shareholder of $673,933, $766,866 and $794,026, respectively.

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

   Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1998.

   The managing shareholder owns one share of the Trust with a cost of $84,000. In conjunction with the offering of the Trust shares, commissions and placement fees of $390,844 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

   Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood
-F11-

     Management harges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1998, 1997 and 1996, Ridgewood Management charged the following to the projects based on proportionate amounts invested:


                                           For the Year Ended December 31,
                                            ------------------------------
                                              1998       1997       1996
                                            --------   --------   --------
JRW Associates, L.P. ....................   $119,960   $ 94,460   $ 91,962
Byron Power Partners, L.P. ..............     70,956     55,740     49,972
Ridgewood Providence Power Partners, L.P.    401,290    467,881    316,228
Ridgewood El Segundo LLC ................      9,120       --         --
On-site Cogeneration Projects:
  Ridgewood/Mass PPLP ...................    106,685     91,081     79,408
  Ridgewood/Elmsford PPLP ...............     47,385     42,590     35,129
  Other On-site Cogeneration
    Project Partnerships ................    100,005    122,871     31,264



   5.    Line of Credit Facility

   During the fourth quarter of 1997, the Trust and the Trust's principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $757,000. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. At December 31, 1998 and 1997, there were no borrowings outstanding under the credit facility.

   6.    Arbitration and Litigation

   In December 1996, the Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA, claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,184 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,122.

   The arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the case, which the Trust computed at approximately $997,000, and awarded EUA its attorneys' fees and expenses incurred in prosecuting its counterclaim. The panel is expected to rule by the end of April 1999 on objections raised by each party to the others' fees and expenses and to make a final award. EUA has also refused to pay interest at 12% per year awarded by the panel on the Trust's award from September 1995 to November 1998 (approximately $808,000) until a final ruling by the panel.

   The Trust has brought a motion in the United States District Court for the District of Massachusetts to confirm the award, which will await the final ruling of the panel on the attorneys' fees and expenses. The Trust is not accruing any potential recovery on fees, expenses and interest, pending a final ruling or payment.
                                     -F12-

   In the ordinary course of business, in late 1996 the Trust had discovered a small number of overbillings at on-site cogeneration projects purchased from EUA and had refunded the overbilled amounts to customers. In preparing for the arbitration hearings against EUA in the second quarter of 1998, the Trust made an intensive engineering and financial review of the on-site cogeneration projects and discovered what appeared to be a pattern of material overbillings of customers of a number of the on-site projects. The overbillings were caused by the Trust's reliance on billing formulas and practices used by EUA and EUA's transfer of false billing protocols to the Trust was an element of the Trust's claim against EUA. The Trust has informed affected customers of the overbillings and has offered or paid refunds totaling over $271,000. It has also advised federal government authorities of overbillings to federally supported entities that were included in the that amount. Although the federal government has the right at any time to take action adverse to the Trust if it sees fit, it has not done so to date. Although there can be no assurance that adverse action will not be taken against the Trust, the Trust believes that it is not probable that any such adverse action will occur.

   7.    Administrative Proceeding at the Providence Project

   In September 1998, the Region I office of the U.S. Environmental Protection Agency ("EPA") filed an administrative proceeding against RPPP seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. RPPPP answered and the matter has been referred to an alternate dispute resolution procedure within the EPA. In the course of discussions with the EPA and through the alternate dispute resolution procedure, the EPA has offered to reduce the penalty to $88,750. Further, EPA is discussing with RPPP a proposal to offset a portion of the penalty by crediting RPPP with certain environmental audit and remediation expenditures, over and above those required by law, that the Trust and other Ridgewood Power Trusts may agree to make. RPPP expects to resolve this matter in the second quarter of 1999 and does not anticipate that it will have to make further material capital expenditures to remedy the items identified by the EPA or that this proceeding will have a material adverse impact on it. The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding.

8.       Subsequent Event - Purchase of Caterpillar Power Modules

   On February 19, 1999, the Trust made a $590,200 deposit for seven Caterpillar power modules that are expected to be delivered in June 1999. The seven power modules have a total price of $2,360,803 and a total capacity of 7.8 megawatts. The Trust plans to rent the power modules to domestic and international customers.
                                     -F13-