Form 10-Q
period 1999-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1999-05-17
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

Commission File Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
             (Exact name of registrant as specified in its charter.)

             Delaware                                       22-3264565
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices                  (Zip Code)

(201) 447-9000
Registrant's telephone number, including area code:

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

Item 1. Financial Statements

                       Ridgewood Electric Power Trust III

                              Financial Statements

                                 March 31, 1999

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                      1999             1998
                                                   ------------    ------------
                                                    (unaudited)
Assets:
Investments in power generation projects .......   $ 22,911,750    $ 21,714,050
Cash and cash equivalents ......................        748,635       2,414,916
Due from affiliates ............................         27,679          30,071
Other assets ...................................          6,238          98,359
                                                   ------------    ------------

          Total assets .........................   $ 23,694,302    $ 24,257,396
                                                   ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ...........  $     46,809    $    185,209
Due to affiliates ...............................       375,339         289,153
                                                   ------------    ------------

          Total liabilities .....................       422,148         474,362
                                                   ------------    ------------

Shareholders' equity:
Shareholders' equity (391.8444 shares issued and
      outstanding) ..............................    23,370,468      23,876,239
Managing shareholder's accumulated deficit ......       (98,314)        (93,205)
                                                   ------------    ------------

          Total shareholders' equity ............    23,272,154      23,783,034
                                                   ------------    ------------

          Total liabilities and shareholders'
            equity ..............................  $ 23,694,302    $ 24,257,396
                                                   ------------    ------------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                        Three Months Ended
                                       --------------------
                                       March 31,  March 31,
Revenue:                                 1999       1998
                                        --------   --------

Income from power generation projects   $258,045   $375,010
   Interest income ..................     25,749     48,599
                                        --------   --------
           Total revenue ............    283,794    423,609
                                        --------   --------

Expenses:
   Management fee ...................    148,644    176,001
   Accounting and legal fees ........     27,936     24,495
   Miscellaneous ....................     21,989     24,917
                                        --------   --------
           Total expenses ...........    198,569    225,413
                                        --------   --------

           Net income ...............   $ 85,225   $198,196
                                        --------   --------




                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                   Managing
                                 Shareholders    Shareholder        Total
                                 ------------    ------------   -------------


Shareholders' equity, December
   31, 1998 ..................   $ 23,876,239    $    (93,205)   $ 23,783,034

Cash distributions ...........       (590,144)         (5,961)       (596,105)

Net income for the ...........         84,373             852          85,225
period
                                 ------------    ------------    ------------

Shareholders' equity, March
  31, 1999 ...................   $ 23,370,468    $    (98,314)   $ 23,272,154
                                 ------------    ------------    ------------



                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                  --------------------------
                                                March 31, 1999  March 31, 1998
                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................   $    85,225    $   198,196
                                                  -----------    -----------
  Adjustment to reconcile net income to
    cash flows from operating activities:
    Purchase of investments in power generation
       projects, net ..........................    (1,197,700)       111,544
    Changes in assets and liabilities:
       Decrease in due from affiliates ........         2,392          6,711
       Decrease (increase) in other assets ....        92,121         (2,894)
       Decrease in accounts payable and accrued
          expenses ............................      (138,400)       (12,966)
       Increase (decrease) in due to affiliates        86,186        (94,049)
                                                  -----------    -----------
         Total adjustments ....................    (1,155,401)         8,346
                                                  -----------    -----------
   Net cash (used in) provided by
     operating activities .....................    (1,070,176)       206,542
                                                  -----------    -----------

Cash flows from financing activities:
   Cash distributions to shareholders .........      (596,105)      (593,704)
                                                  -----------    -----------
   Net cash used in financing activities ......      (596,105)      (593,704)
                                                  -----------    -----------

   Net decrease in cash and cash equivalents ..    (1,666,281)      (387,162)

Cash and cash equivalents, beginning of year ..     2,414,916      2,687,626
                                                  -----------    -----------

Cash and cash equivalents, end of period ......   $   748,635    $ 2,300,464
                                                  -----------    -----------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Notes to Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.  Arbitration Proceeding

In September 1995, the Trust acquired a portfolio of 35 cogeneration projects from affiliates Eastern Utilities Association ("EUA"). In December 1996, the Trust's subsidiaries that own cogeneration projects brought an arbitration proceeding against EUA claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,184 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,122.

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses, of $706,670. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim, of $807,511. The Trust has not recorded the award in the financial statements pending payment by EUA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this  discussion are generally rounded to the nearest $1,000.

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

Results of Operations

     Quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

As summarized below, total revenue decreased 32.9% to $284,000 in the first quarter of 1999 compared to $423,000 in the first quarter of 1998:

Project                                                1999                1998
-------                                                ----                ----
On-site Cogeneration:
    Massachusetts ........................           $109,000           $163,000
    Others ...............................               --               10,000
                                                     --------           --------
    Subtotal .............................            109,000            173,000
Providence ...............................            128,000            167,000
San Joaquin ..............................               --               35,000
Ridgewood/AES ............................             21,000               --
Interest income ..........................             26,000             49,000
                                                     --------           --------
Total ....................................           $284,000           $424,000
                                                     ========           ========

Revenues from the on-site cogeneration projects decreased by $64,000 to $109,000 in the first quarter of 1999 compared to $173,000 in the corresponding period in 1998. Distributions were $54,000 lower from the Massachusetts on-site cogeneration project due to slightly lower revenues at the Globe facility caused by an unscheduled outage. Revenues from the Providence and San Joaquin facilities decreased by $39,000 and $35,000, respectively, due to higher maintenance costs.

The increase in distribution income from Ridgewood/AES reflects revenue from projects that entered operation in the second half of 1998.

The management fee decreased from $176,000 in the first quarter of 1998 to $149,000 in the first quarter of 1999 reflecting the reduced net assets of the Trust caused by the writedown of the on-site cogeneration projects. The Trust's other expenses did not change significantly from the first quarter of 1998 to the first quarter of 1999.

     Quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

As summarized below, total revenue decreased 59.3% to $423,000 in the first quarter of 1998 compared to $1,039,000 in the first quarter of 1997:

Project                                                1998             1997
-------                                                ----             ----
On-site Cogeneration:
    Massachusetts ......................          $  163,000          $  237,000
    Rhode Island .......................                --               164,000
    Others .............................              10,000              64,000
                                                  ----------          ----------
    Subtotal ...........................             173,000             465,000
Providence .............................             167,000             280,000
San Joaquin ............................              35,000             148,000
Byron ..................................                --               100,000
Interest income ........................              49,000              46,000
                                                  ----------          ----------
Total ..................................          $  424,000          $1,039,000
                                                  ==========          ==========

Revenues from the on-site cogeneration projects decreased by $292,000 to $173,000 in the first quarter of 1998 compared to $465,000 in the corresponding period in 1997. The $164,000 decrease in distributions from the Rhode Island on-site cogeneration project reflects the sale of the facility in December 1997. Distributions were $74,000 lower from the Massachusetts on-site cogeneration project due to the release of certain working capital reserves in 1997 that did not recur in 1998. The decrease in distributions from the other on-site cogeneration facilities reflected the shut-down of unprofitable projects in 1997 and write-off of uncollectible receivables. Distributions from the Providence project declined by $113,000 to $167,000 in the first quarter of 1998 from $280,000 in the corresponding period in 1997 because of the need to retain cash generated by operations for maintenance and capital expenditures. The declines in distributions from San Joaquin of $113,000 (76%) and Byron of 100,000 (100%) reflected a reduced level of cash flow from operations reflecting the cost of starting up year round operations.

The Trust's expenses did not change significantly from the first quarter of 1997 to the first quarter of 1998.

Liquidity and Capital Resources

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under this line of credit in 1999.

On February 19, 1999, the Trust made a $590,200 deposit for seven Caterpillar power modules that are expected to be delivered in June 1999. The seven power modules have a total price of $2,360,803 and a total capacity of 7.8 megawatts. The Trust plans to rent the power modules to domestic and international customers.

As discussed in Legal Matters below, in September 1995, the Trust acquired a portfolio of 35 cogeneration projects from affiliates Eastern Utilities Association ("EUA"). In December 1996, the Trust's subsidiaries that own cogeneration projects brought an arbitration proceeding against EUA claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,184 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,122.

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses, of $706,670. The panel had also awarded the Trust interest on the award, net of interest on EUA's counterclaim. As of November 1998 that amount exceeded $800,000. The Trust and EUA are currently disputing whether a portion of that interest continues to accrue. The Trust has not recorded the award in the financial statements pending payment by EUA.

Other than investments of available cash in power generation Projects and the purchase of the Caterpillar power modules, obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that its cash flow from operations during 1999, proceeds from the arbitration proceeding and line of credit facility will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. Testing of those changes has been rescheduled to late May 1999 in conjunction with a regularly scheduled set of distributions. No other material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in the Trust's Annual Report on Form 10-K for 1998, an award was made in the arbitration proceeding against the sellers of the On-Site Cogeneration Projects. On April 26, 1999, the panel awarded the Trust $753,000 of attorneys' fees and expenses incurred in prosecuting its claims and awarded the sellers $43,000 of fees incurred by them in prosecuting their counterclaims. The Trust is in discussions with sellers' counsel as to payment of the net award and as to payment of the balance of the interest and principal amount of the panel's award. A proceeding is pending in the United States District Court for the District of Massachusetts to confirm the arbitration panel's awards and compel payment. The Trust has not reflected the amounts it claims in its financial statements pending the court's decision. See Part I, Item 1 - Notes to Financial Statements for additional information.

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses, of $706,670. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim, of $807,511. The Trust has not recorded the award in the financial statements pending payment by EUA.

As previously reported in the Trust's Annual Report on Form 10-K for 1998, Ridgewood/Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, is a defendant before Region I office of the U.S. Environmental Protection Agency ("EPA")in an administrative proceeding to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. Discussions are continuing with EPA with regard to a settlement of the civil penalties for approximately one-half of the original demand and for offset, in EPA's discretion, of a portion of the penalties against future environmental improvements to be made by the Trust. RPPP does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA. The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding, although those costs will reduce cash flow from the Project.

Item 5. Other Information

Ridgewood Power Corporation has been the managing shareholder of the Trust. It organized the Trust and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Trust. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Trust's operations o r business will result from the merger.

Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. Mr. Swanson currently is the sole equity owner of the Managing Shareholder but is considering a transfer of 53% of the equity ownership to two family trusts. If that transfer is made, he will have the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them and accordingly will continue to have sole control of the Managing Shareholder. Further, Mr. Swanson is designated as the sole manager of the Managing Shareholder in its operating agreement.

Ridgewood Power LLC is also the managing  shareholder of the other five business
trusts   organized  by  Ridgewood  Power   Corporation  to  participate  in  the
independent electric power industry.

Similarly, Ridgewood Power Management Corporation, which operates certain Projects on behalf of the Trust, was merged on or about April 20, 1999 into a new New Jersey limited liability company, Ridgewood Power Management LLC. The ownership and control of Ridgewood Power Management LLC are the same as those of Ridgewood Power LLC and its only business is to be the successor to Ridgewood Power Management Corporation. No material change in the operation of the Projects is expected as a result of that merger.

Item 6. Exhibits and Reports on Form 8-K

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant

May 17, 1999               By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)