Form 10-Q
period 1999-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1999-10-12
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended June 30, 199

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

Item 1. Financial Statements

                       Ridgewood Electric Power Trust III

                              Financial Statements

                                  June 30, 1999

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                    June 30,      December 31,
                                                      1999             1998
                                                  ------------    ------------
                                                   (unaudited)
Assets:
Investments in power generation projects ..........$ 23,408,374    $ 21,714,050
Cash and cash equivalents .........................   1,069,716       2,414,916
Due from affiliates ...............................     152,031          30,071
Other assets ......................................       8,628          98,359
                                                   ------------    ------------

  Total assets ....................................$ 24,638,749    $ 24,257,396
                                                   ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .............      28,328    $    185,209
Due to affiliates .................................     197,518         289,153
                                                   ------------    ------------

  Total liabilities ...............................     225,846         474,362
                                                   ------------    ------------

Shareholders' equity:
Shareholders' equity (391.8444
 shares issued and outstanding) ...................  24,499,809      23,876,239
Managing shareholder's accumulated deficit ........     (86,906)        (93,205)
                                                   ------------    ------------

  Total shareholders' equity ....................    24,412,903      23,783,034
                                                   ------------    ------------

  Total liabilities and shareholders' equity ....  $ 24,638,749    $ 24,257,396
                                                   ------------    ------------




                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                             Six Months Ended            Three Months Ended
                         -------------------------    -------------------------
                          June 30,      June 30,       June 30,       June 30,
                            1999         1998            1999          1998
                         -----------   -----------    -----------   -----------
Revenue:
Income from power
 generation projects ..  $   745,551   $   668,407    $ 1,120,561   $   410,372
Interest income .......       34,633        48,765          8,874           166
Income from
 arbitration award,
 net .................    1,488,805          --        1,488,805          --
                         -----------   -----------    -----------   -----------
 Total revenue ........    2,191,845     1,169,326      1,908,051       745,717
                         -----------   -----------    -----------   -----------
Expenses:
Writedown of invest-
 ments in power
 generation projects ..         --       4,062,147           --       4,062,147
Management fee ........      297,288       352,002        148,644       176,001
Accounting and legal
 fees .................       21,973        35,988          9,080        11,493
Miscellaneous .........       52,907        44,173         15,875        19,256
                         -----------   -----------    -----------   -----------
Total expenses ........      372,168     4,494,310        173,599     4,268,897
                         -----------   -----------    -----------   -----------
Net income (loss) .....  $ 1,819,677   $(3,324,984)   $ 1,734,452   $(3,523,180)
                         -----------   -----------    -----------   -----------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                           Managing
                        Shareholders     Shareholder       Total
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ..   $ 23,876,239    $    (93,205)   $ 23,783,034

Cash distributions ..     (1,177,910)        (11,898)     (1,189,808)

Net income for the
period ..............      1,801,480          18,197       1,819,677
                        ------------    ------------    ------------
Shareholders' equity,
 June 30, 1999 ......   $ 24,499,809    $    (86,906)   $ 24,412,903
                        ------------    ------------    ------------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                    Six Months Ended
                                             ------------------------------
                                             June 30, 1999    June 30, 1998
                                               -----------    -----------
Cash flows from operating activities:
Net income (loss) ..........................   $ 1,819,677    $(3,324,984)
                                               -----------    -----------
Adjustment  to  reconcile  net
 income  (loss) to cash  flows
 from  operating activities:
 Purchase of investments in power
  generation projects, net .................    (1,694,324)    (1,652,113)
 Writedown on investments in power
  generation projects ......................          --        4,062,147
 Changes in assets and liabilities:
  (Increase) decrease in due from
   affiliates ..............................      (121,960)         6,711
  Decrease in other assets .................        89,731          8,114
  Decrease in accounts payable and
   accrued expenses ........................      (156,881)       (17,169)
  Decrease in due to affiliates ............       (91,635)       (45,614)
                                               -----------    -----------
  Total adjustments ........................    (1,975,069)     2,362,076
                                               -----------    -----------
  Net cash used in operating activities ....      (155,392)      (962,908)
                                               -----------    -----------

Cash flows from financing activities:
  Cash distributions to shareholders .......    (1,189,808)    (1,190,457)
                                               -----------    -----------
  Net cash used in financing activities ....    (1,189,808)    (1,190,457)
                                               -----------    -----------

  Net decrease in cash and cash equivalents     (1,345,200)    (2,153,365)

Cash and cash equivalents, beginning of year     2,414,916      2,687,626
                                               -----------    -----------
Cash and cash equivalents, end of period ...   $ 1,069,716    $   534,261
                                               -----------    -----------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Notes to Financial Statements
(unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Purchase of Caterpillar Power Modules

On February 19, 1999, the Trust made a $590,200 deposit for seven Caterpillar power modules that are expected to be delivered in July and August 1999. The seven power modules have a total price of $2,360,803 and a total capacity of 7.8 megawatts. The Trust plans to rent the power modules to domestic and international customers.

3.  Arbitration Proceeding

In September 1995, the Trust acquired a portfolio of 35 cogeneration projects from affiliates of Eastern Utilities Association ("EUA"). In December 1996, the Trust's subsidiaries that own cogeneration projects brought an arbitration proceeding against EUA claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,184 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,122.

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The trust received payment from EUA in the second quarter of 1999 and recorded income of $1,488,805 in the statement of operations.

4.  Providence EPA Matter

In June 1999, Ridgewood Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, settled the administrative proceeding brought by the Region I office of the U.S. Environmental Protection Agency ("EPA") for approximately $86,000. As previously disclosed the charges related to alleged recordkeeping, training documentation and tank labelling violations and did not relate to any discharge of pollutants or direct danger to the environment.

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

Results of Operations

As summarized below, total revenue increased 76.6% to $2,064,000 in the first six months of 1999 compared to $1,169,000 in the same period in 1998. Revenue also increased to $1,780,000 in the second quarter of 1999 compared to $746,000 in the second quarter of 1998. Excluding the arbitration award income discussed below, revenues decreased by 50.8% and 61.0% for the first six months and second quarter, respectively of 1999 compared to the prior year.

                         Six months ended June 30,   Three months ended June 30,
                               1999         1998         1999         1998
                           ---------    ----------   ----------   ----------
Project
On-site Cogeneration:
    Massachusetts ......   $  371,000  $   133,000     $262,000         --
    Others .............         --         96,000         --         57,000
                           ----------   ----------   ----------   ----------
    Subtotal ...........      371,000      229,000      262,000       57,000
Providence .............      221,000      344,000       93,000      177,000
Byron ..................       37,000      171,000       37,000      171,000
San Joaquin ............        3,000      376,000        3,000      341,000
Ridgewood/AES ..........       36,000         --         15,000         --
Arbitration award income    1,489,000         --      1,489,000         --
Interest income ........       35,000       49,000        9,000         --
                           ----------   ----------   ----------   ----------
Total ..................   $2,192,000   $1,169,000   $1,908,000   $  746,000
                           ==========   ==========   ==========   ==========

Revenues from the Massachusetts on-site cogeneration project increased by $238,000 to $371,000 in the first six months of 1999 compared to $133,000 in the corresponding period in 1998. The increase was due to the absence of an engine failure at the Globe facility in 1998 and the recovery of the related insurance proceeds in the second quarter of 1999.

Distributions from the Providence facility declined due to increased engine maintenance costs. The sharp decline in distributions from the Byron, San Joaquin and other on-site cogeneration projects was due to unexpected engine problems that decreased revenues and increased maintenance costs.

The increase in distribution income from Ridgewood/AES reflects revenue from projects that entered operation in the second half of 1998.

Income of $1,489,000 from the arbitration proceedings against EUA was recorded in the second quarter of 1999 when payment was received. The proceedings are discussed in Legal Matters below.

In the second quarter of 1998, the Trust recorded a charge of $4,062,000 to write-down the on-site cogeneration projects to their estimated fair value.

The management fee decreased from $176,000 in the second quarter of 1998 to $149,000 in the second quarter of 1999 reflecting the reduced net assets of the Trust caused by the write-down of the on-site cogeneration projects in 1998. The decline in management fees from $352,000 in the first six months of 1998 to $297,000 in the same period in 1999 was also due to the reduced net assets of the Trust.

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

On February 19, 1999, the Trust made a $590,200 deposit for seven Caterpillar power modules; two were delivered in July 1999 and the remainder are expected to be delivered in August 1999. The seven power modules have a total price of $2,360,803 and a total capacity of 7.8 megawatts. The Trust plans to rent the power modules to domestic and international customers.

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

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The Trust received payment from EUA in the second quarter of 1999 and recorded income of $1,488,805 in the statement of operations.

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

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. No material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

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

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The Trust received payment from EUA in the second quarter of 1999 and recorded income of $1,488,805 in the statement of operations.

In June 1999, Ridgewood Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, settled the administrative proceeding brought by the Region I office of the U.S. Environmental Protection Agency ("EPA") for approximately $86,000. As previously disclosed in the Trust's Annual Report on Form 10-K for 1998, the charges related to alleged recordkeeping, training documentation and tank labelling violations and did not relate to any discharge of pollutants or direct danger to the environment.

Item 5. Other Information

Ridgewood Power Corporation has been the managing shareholder of the Trust. It organized the Trust and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Trust. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Trust's operations or business will result from the merger.

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


                       RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant





August 13, 1999                     By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)