Form 10-Q
period 1999-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 1999-11-12
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 199

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

Item 1. Financial Statements














                       Ridgewood Electric Power Trust III

                              Financial Statements

                               September 30, 1999

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                September 30,    December 31,
                                                    1999            1998
                                                -------------    ------------
                                                   (unaudited)
Assets:
Investments in power
 generation projects .........................   $ 24,667,928    $ 21,714,050
Cash and cash equivalents ....................        130,340       2,414,916
Due from affiliates ..........................         23,856          30,071
Other assets .................................          2,709          98,359
                                                 ------------    ------------

   Total assets ..............................   $ 24,824,833    $ 24,257,396
                                                 ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ........   $     40,002    $    185,209
Due to affiliates ............................        279,197         289,153
                                                 ------------    ------------

   Total liabilities .........................        319,199         474,362
                                                 ------------    ------------

Shareholders' equity:
Shareholders' equity (391.8444 shares
 issued and outstanding) .....................     24,591,663      23,876,239
Managing shareholder's accumulated deficit ...        (86,029)        (93,205)
                                                 ------------    ------------

   Total shareholders' equity ................     24,505,634      23,783,034
                                                 ------------    ------------

   Total liabilities and shareholders' equity    $ 24,824,833    $ 24,257,396
                                                 ------------    ------------


















                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                              Nine Months Ended           Three Months Ended
                          -------------------------    -------------------------
                                September 30,                September 30,
                             1999          1998           1999          1998
                          -----------   -----------    -----------   -----------
Revenue:
Income from power
 generation projects ..   $ 1,501,445   $ 2,479,777    $   833,038   $ 1,359,216
Interest income .......        47,194        63,721         12,561        14,956
Income from arbitration
 award, net ...........     1,496,598          --            7,793          --
                          -----------   -----------    -----------   -----------
  Total revenue .......     3,045,237     2,543,498        853,392     1,374,172
                          -----------   -----------    -----------   -----------

Expenses:
Writedown of
 investments in
 power generation
 projects .............          --       4,062,147           --            --
Management fee ........       445,932       528,003        148,644       176,001
Accounting and legal
 fees .................        31,147        79,641          9,174        43,653
Miscellaneous .........        62,045        54,076          9,138         9,903
                          -----------   -----------    -----------   -----------
  Total expenses ......       539,124     4,723,867        166,956       229,557
                          -----------   -----------    -----------   -----------

Net income (loss) .....   $ 2,506,113   $(2,180,369)   $   686,436   $ 1,144,615
                          -----------   -----------    -----------   -----------































                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                         Managing
                        Shareholders    Shareholder       Total
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ..   $ 23,876,239    $    (93,205)   $ 23,783,034

Cash distributions ..     (1,765,678)        (17,835)     (1,783,513)

Net income for the ..      2,481,102          25,011       2,506,113
period
                        ------------    ------------    ------------
Shareholders' equity,
 September 30, 1999 .   $ 24,591,663    $    (86,029)   $ 24,505,634
                        ------------    ------------    ------------



































                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                    Nine Months Ended
                                               --------------------------
                                        September 30, 1999    September 30, 1998
                                               -----------    -----------
Cash flows from operating activities:
Net income (loss) ..........................   $ 2,506,113    $(2,180,369)
                                               -----------    -----------

Adjustment  to  reconcile
 net income  (loss) to cash
 flows from  operating
 activities:
 Additional investments in power
  generation projects, net .................    (2,953,878)    (2,363,981)
 Writedown on investments in power
  generation projects ......................          --        4,062,147
 Changes in assets and liabilities:
  Decrease in due from affiliates ..........         6,215          6,694
  Decrease in other assets .................        95,650          9,722
  Decrease in accounts payable and
 accrued expenses ..........................      (145,207)        (6,668)
  (Decrease) increase in due to affiliates .        (9,956)        84,835
                                               -----------    -----------

  Total adjustments ........................    (3,007,176)     1,792,749
                                               -----------    -----------

  Net cash used in operating activities ....      (501,063)      (387,620)
                                               -----------    -----------

Cash flows from financing activities:
Cash distributions to shareholders .........    (1,783,513)    (1,784,167)
                                               -----------    -----------

  Net cash used in financing activities ....    (1,783,513)    (1,784,167)
                                               -----------    -----------

  Net decrease in cash and
   cash equivalents ........................    (2,284,576)    (2,171,787)

Cash and cash equivalents, beginning of year     2,414,916      2,687,626
                                               -----------    -----------

Cash and cash equivalents, end of period ...   $   130,340    $   515,839
                                               -----------    -----------
















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

2. Purchase of Caterpillar Power Modules

On February 19, 1999, the Trust purchased seven Caterpillar power modules that were delivered in the third quarter of 1999. The seven power modules have a total price of $2,360,803 and a total capacity of 7.8 megawatts. The Trust plans to rent the power modules to domestic and international customers.

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

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The trust received payment from EUA in 1999 and recorded income of $1,496,598 in the statement of operations.

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

Results of Operations

As summarized below, total revenue increased 19.7% to $3,045,000 in the first nine months of 1999 compared to $2,543,000 in the same period in 1998. Excluding the arbitration award income discussed below, revenues decreased by 39.2% for the first nine months of 1999 compared to the prior year. Revenue decreased to $853,000 in the third quarter of 1999 compared to $1,374,000 in the third quarter of 1998.

The primary source of revenue to the Trust is distributions made by each project to the Trust, as shown in the table below. These amounts do not necessarily reflect earnings or cash flow of the projects because of capital expenditures, reserves for future obligations, working capital requirements and other items which are accounted for at the project level.

                               Nine months ended       Three months ended
                                 September 30,             September 30,
                                1999        1998         1999         1998
                                ----        ----         ----         ----
Project
On-site Cogeneration:
    Massachusetts ......   $  371,000   $  459,000    $     --    $  301,000
    Others .............       46,000       71,000       45,000         --
                           ----------   ----------   ----------   ----------
    Subtotal ...........      417,000      530,000       45,000      301,000
Providence .............      354,000      529,000      133,000      185,000
Byron ..................      251,000      475,000      214,000      304,000
San Joaquin ............      422,000      945,000      419,000      569,000
Ridgewood/AES ..........       57,000         --         21,000         --
Arbitration award income    1,497,000         --          8,000         --
Interest income ........       47,000       64,000       13,000       15,000
                           ----------   ----------   ----------   ----------
Total ..................   $3,045,000   $2,543,000   $  853,000   $1,374,000
                           ==========   ==========   ==========   ==========

Revenues from the Massachusetts on-site cogeneration project, located at Globe Manufacturing Co., decreased from $459,000 in the first nine months of 1998 to $371,000 in the corresponding period of 1999, a $88,000 (19.2%) drop. The project was temporarily shut down in the third quarter of 1999 for maintenance and then at the customer's request and no revenues were earned for that quarter. In October 1999, the customer requested that the project be permanently shut down, as described at Part II, Item 1 - "Legal Proceedings." The Trust is challenging that request in court.

Distributions from the Providence, Byron, San Joaquin projects declined due to increased engine maintenance costs.

The increase in distribution income from Ridgewood/AES reflects revenue from projects that entered operation in the second half of 1998.

Income of $1,497,000 from the arbitration proceedings against EUA is discussed in Legal Matters below.

In the second quarter of 1998, the Trust recorded a charge of $4,062,000 to write-down the on-site cogeneration projects to their estimated fair value.

The management fee decreased from $176,000 in the third quarter of 1998 to $149,000 in the third quarter of 1999 reflecting the reduced net assets of the Trust caused by the write-down of the on-site cogeneration projects in 1998. The decline in management fees from $528,000 in the first nine months of 1998 to $446,000 in the same period in 1999 was also due to the reduced net assets of the Trust.

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

On February 19, 1999, the Trust purchased seven Caterpillar power modules which were delivered in the third quarter of 1999. The seven power modules have a total price of $2,361,000 and a total capacity of 7.8 megawatts. The Trust plans to rent the power modules to domestic and international customers.

In September 1995 the Trust acquired a portfolio of 35 cogeneration projects from affiliates Eastern Utilities Association ("EUA"). In December 1996, the Trust's subsidiaries that own cogeneration projects brought an arbitration proceeding against EUA claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,000 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,000.

In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The Trust received payment from EUA in the second quarter of 1999 and recorded income of $1,497,000 in the statement of operations.

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

Year 2000 remediation

Please refer to the Trust's disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998, at "Item 7 - Management's Discussion and Analysis," for a discussion of year 2000 issues affecting the Trust. In October 1999, the Managing Shareholder completed its year 2000 remediation program after having successfully tested and implemented all necessary changes to its software, including the subscription/investor relations systems and all subsystems used for preparing internal reports. Costs of remediation did not materially exceed the estimated amounts.

The Trust's projects have been reviewed by an outside consultant or by personnel from RPMCo, who determined that the project's electronic control systems do not contain software affected by the Year 2000 problem and do not contain embedded components that contain Year 2000 flaws.

No other material changes to the risks to the Trust described in its Annual Report on Form 10-K have occurred. The reasonable worst case scenario anticipated by the Trust continues to be that the Byron, San Joaquin and On-Site Cogeneration facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. In addition, the Byron, San Joaquin and On-Site Cogeneration facilities rely on natural gas pipelines for fuel. If the pipelines do not function properly because of Year 2000 problems, these facilities would have to reduce or cease operations, which would have material adverse effects on the Trust.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 1999, Globe Manufacturing Company, the customer for the remaining Massachusetts on-site cogeneration project, complained that the generating system was shutting down too frequently. RPMCo investigated and advised Globe that it appeared that the project was not at fault and that Globe's own actions may have caused occasional, immaterial outages. RPMCo offered to mediate the dispute. Globe refused, claimed that the project had breached its energy services agreement and requested that the project be permanently shut down in October 1999. The project was shut down in October 1999 and is currently out of service. The Trust has sued Globe in the United States District Court for the District of Massachusetts for wrongful cancellation of the energy services agreement and has requested damages and a declaration that the agreement remains in effect. Globe has not yet answered the complaint.

The Trust has been named, along with the Managing Shareholder, by three individual investors in lawsuits filed in the Maryland Circuit Court, Baltimore County, claiming that the Trust is responsible for alleged written misrepresentations made to the Trust and to other unaffiliated issuers by the investors' broker-dealer and registered representative. The total amount invested in the Trust by plaintiffs is $75,000. The Trust and the Managing Shareholder have made a claim against their insurer for costs of defense and any liability, which is currently under consideration by the insurer.

Item 5. Other Information

Mr. Swanson has transferred 54% of the equity interest in the Managing Shareholder to family trusts. He has sole dispositive and voting power over the equity interest transferred to each trust and accordingly continues to be the beneficial owner as defined in Rule 13d-3 of all of the equity interest in the Managing Shareholder.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant

November 11, 1999             By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)