Form 10-K
period 1999-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2000-03-30
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                         Commission file number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                             22-3264565
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o Ridgewood Power LLC, 947 Linwood Avenue, Ridgewood, New Jersey
07450
(Address of Principal Executive Offices)                            (Zip Code)

         Registrant's Telephone Number, including Area Code:  (201) 447-9000

         Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2000 was $39,034,440.

Exhibit Index is located on page __.

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

     The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. For information about the merger of the prior Managing Shareholder, Ridgewood Power Corporation, into Ridgewood Power LLC, see Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

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

 The following chart summarizes some of these relationships.

 Ridgewood Electric Power Trust III and certain affiliates
(some entities and relationships omitted)

              Robert E. Swanson         Family trusts
                         x                  x (Mr. Swanson has
 Sole manager            x                  x  sole voting and
 Chief executive officer x                  x  investment power)
 Owner of 46% of equity  x                  x Owners of 54% of equity
        _________________X__________________X______________________________
       x             x                x        x            x             x
       x             x                x        x            x             x
       x             x                x        x            x             x
Ridgewood   Ridgewood Power   Ridgewood    Ridgewood    Ridgewood   Ridgewood
Securities   Management LLC   Power LLC    Energy       Power VI     Capital
Corporation                                Holding        LLC       Management
                                          Corporation                  LLC

             Operates power                Corporate                  Manager
Placement    plants for five  Managing     Trustee       Co-Managing  of two
agent        power trusts     Shareholder  for all      Shareholder   venture
("Ridgewood    ("RPMCo")       of six      six trusts    (dormant)    capital
 Securities")                  trusts          x          of the      funds &
                          ("Ridgewood        x         Growth Fund    marketing
                               Power")         x     ("Power VI Co")  affiliate
                                  x            x                x   ("Ridgewood
                                  x            x                x     Capital")
                                  x            x                x         x
    ______________________________x____________x_____________   x         x
    x           x          x           x            x        x  x         x
    x           x          x           x            x        x  x         x
Ridgewood   Ridgewood   Ridgewood   Ridgewood   Ridgewood  The Ridgewood  x
Electric    Electric    Electric    Electric    Electric   Power Growth   x
Power Trust Power Trust Power Trust Power Trust Power Trust   Fund        x
    I          II         III          IV           V         (the        x
("Power I") ("Power II") ( the       ("Power IV") ("Power V") " Growth    x
                          "Trust")                              Fund")    x
                                                                          x
                                       ___________________________________x
                                       x                               x
                                       x                               x
                                   Ridgewood Capital          Ridgewood Capital
                                   Venture Partners         Venture Partners II
                                           (the "Venture Capital Funds")

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

     The Trust has invested its funds in seven Projects or groups of Projects:

     (i) a 5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project");
     (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project");
     (iii) a portfolio of what were 35 cogeneration facilities located in California, New York, Massachusetts, Connecticut and Rhode Island, purchased from Eastern Utilities Associates, Inc. (the "On-site
Cogeneration Projects");
     (iv) an additional cogeneration project located at an airline food preparation facility in Los Angeles, California (the "El Segundo Project");
     (v) Ridgewood/AES Power Partners, L.P., a joint venture that operates 10 small cogeneration projects in New York and New Jersey;
     (vi) a 13.8 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project") and
     (vii) a portfolio of five power modules (each having a diesel engine and electric generator mounted on a skid with necessary control and transformer equipment) which are being marketed and operated by Hawthorne Power Systems, Inc., San Diego, California (the "Mobile Power Units").

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

     California has established a competitive power market in which generators auction capacity and energy output that is not committed for sale under long-term contracts. The California Public Utilities Commission changed the payment formula for many long-term contracts (including the San Joaquin Project's) to use the auction prices for capacity and energy output. This may have effects on the Project's revenues that are not predictable at this time but that might result in a reduction in the prices paid by PG&E for electricity during off-peak periods. To date, there has been no material adverse effect on the Project.

     Distributions from the Project to the Trust for 1999 totalled $464,000 (a 7.7% annual return), down from $1,051,000 (a 17.3% annual return) in 1998. The decrease was caused by the costs of periodic major maintenance and increases in natural gas fuel costs in late 1999.

(ii)  Byron Project.

     Also in January 1995, the Trust formed Byron Power Partners, L.P., a California limited partnership (the "Partnership") in which RW Byron, Inc., a newly formed California corporation which is wholly owned by the Trust ("Byron") owns a 1% general partner interest and the Trust owns a 99% limited partnership interest. On January 17, 1995, the Partnership acquired through a merger all of the assets and business of Altamont Cogeneration Corporation ("Altamont") a California corporation which owns and operates an approximately 5.7 megawatt electric cogeneration facility located near the city of Byron, Alameda County, California. As a result of the merger, NorCal Altamont, Inc., the parent of Altamont and an affiliate of a privately held company, received a cash payment of $2,269,500 representing the purchase price for the assets and businesses of Altamont acquired by the Partnership. The total purchase price to the Trust was $3,138,000.

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

     Distributions to the Trust from the Byron Project in 1999 were $266,000 (a 9.2% annual return), down from $465,000 (a 15.5% annual return) in 1998. The decrease was caused by the costs of periodic major maintenance and increases in natural gas fuel costs in late 1999. See Item 7 - Management's Discussion and Analysis.

     Please refer to the discussion of the San Joaquin Project for further details on regulatory issues for the Byron Project.

(iii)  On-site Cogeneration Projects

     In September 1995, the Trust purchased the ownership interests in the On-Site Cogeneration Projects, a portfolio of 35 "inside the fence" cogeneration Projects owned by affiliates of Eastern Utilities Associates, Inc. ("EUA"), for an aggregate purchase price of approximately $11.3 million. The Trust has invested an additional $1.4 million for capital improvements in the Projects and has expended additional amounts on remediation. The On-site Cogeneration Projects use natural gas fired turbines or reciprocating engines to provide electrical energy and/or heat for industrial uses or air conditioning purposes under contracts with a variety of industrial customers. The On-site Cogeneration Projects were located on 35 sites in California (18 sites), Connecticut (six sites), Massachusetts (two sites), New York (eight sites) and Rhode Island (one site). The purchase agreement provided that the acquisition would take place as of September 30, 1995, and accordingly the Trust assumed the benefits and risks of the On-site Cogeneration Projects accruing after that date. Distributions from the On-site Cogeneration Projects began in 1996 and in 1999 totalled
$209,000 (a 5.6% annual return based on the investment after significant writedowns), down from $632,000 (a 15.5% annual return) in 1998.

     Returns from the On-site Cogeneration Projects have deteriorated since their purchase and beginning in the third quarter of 1997 the Trust has closed the majority of the Projects for unprofitability or because of contract expirations As of March 1, 2000, only [10] of the Projects are still in operation. Because of closures and contract expirations, the Trust has written down the value of its investment from $13.1 million to $3.7 million. See Note 3 to the Financial Statements for the details of the writedowns. In the future, the Trust may decide to close additional Projects because of contract expirations, unprofitability and other factors.

     The On-Site Cogeneration Projects have been divided for financial reporting purposes into four groups. The Massachusetts Projects include a project located at a textile manufacturer in Fall River, Massachusetts (a 3.5 Megawatt turbine with backup diesel engines) and a project at a housing complex in Worcester, Massachusetts (.25 Megawatts). In October 1999 the textile manufacturer claimed that the project serving it was unreliable and cancelled the energy services agreement. The project ceased operation on October 8, 1999. The Trust believes that the manufacturer's claims are exaggerated and that any service interruptions were caused by the manufacturer's own actions. The Trust brought suit against the manufacturer in October 1999, as described at Item 3, Legal Proceedings, for a $4 million termination payment. The Trust does not expect that the Project will resume operation until the lawsuit is settled or decided, which may take a long period of time.

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

     In purchasing the On-site Cogeneration Projects, the Managing Shareholder concluded that the costs of engaging third party managers to operate many smaller Projects would significantly reduce total returns to the Trust. The Managing Shareholder, after reviewing the alternatives, elected to create an in-house management capability as a means of limiting costs, acquiring valuable operating and industry knowledge and increasing efficiency. It accordingly organized an affiliate, Ridgewood Power Management Company. Management responsibility for the On-site Cogeneration Projects was substantially transferred to the Managing Shareholder and Ridgewood Power Management Company at the end of 1995 In April 1999, Ridgewood Power Management Company was merged into a newly-formed limited liability company, Ridgewood Power Management LLC ("RPMCo"). See Item 10 -- Directors and Executive Officers of the Registrant.

     In January 1999 five Projects in this group, all located on Long Island in New York State, were transferred to Ridgewood/AES Power Partners, L.P. ("Ridgewood AES"), as a capital contribution as described in the following paragraphs. At December 31, 1999 there were only 6 operating Projects in this group, located in California. The Trust is considering a sale of, shutdown of or alternative operating arrangements for those remaining Projects.

(iv) Ridgewood/AES Power Partners, LLC.

     Instead of operating eight of the smallest On-Site Cogeneration Projects located in New York and Connecticut itself or through RPMCo, the Trust engaged AES-NJ Cogen, Inc., a small operator of cogeneration plants in that area ("AES") that is not affiliated with the Trust to operate them under contract. In September 1997 the Trust and AES created a joint venture, Ridgewood AES, to develop additional small cogeneration projects in the New York metropolitan area. The Trust supplies capital and AES supplies development services. Until [January 1999] AES received a operating and maintenance fee of 1.25 cents per kilowatt-hour of electricity produced and was responsible for routine maintenance; the Trust is entitled to all distributions until it receives a preferred, non-cumulative annual return of 16% on its capital investment, and then any further distributions are shared equally with AES. At December 31, 1999 Ridgewood AES owned eight cogeneration projects at hotels and hospitals in New York and New Jersey. Distributions from Ridgewood AES to the Trust in 1999 were $70,000 and were $34,000 in 1998. At December 31, 1999 the Trust's total investment was $615,000.

     In January 1999 the Trust transferred five small cogeneration projects with a total electric capacity of .4 Megawatts to Ridgewood AES. In connection with that contribution, AES agreed to a reduction of its operating and maintenance fee to 1.1 cents per kilowatt-hour.

(v)  Ridgewood El Segundo, LLC

         In April 1998 the Trust purchased an additional cogeneration project located at a food preparation facility for the Los Angeles International Airport from a private developer. The project is located within one mile of an On-Site Cogeneration Project also owned by the Trust at the Airport. The total investment was $763,000 at December 31, 1999. No distributions were made in 1999 or 1998 from the Project to the Trust.

(vi)  Providence Project

     The Trust and Ridgewood Electric Power Trust IV, a similar program organized by the Managing Shareholder ("Ridgewood Power IV"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. The Trust invested $7.1 million in the Project and Ridgewood Power IV supplied the remainder of the $20 million investment in the Project. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs)and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Project is encumbered by $5.4 million of debt maturing in installments through 2004. In 1997, as described below, capital improvements were completed and the Trust's total investment in the Project increased to $7,504,000. At December 31, 1999, net intercompany transfers had reduced that amount to $7,421,000.

     The Project burns methane gas (the major component of natural gas) generated by the decomposition of garbage in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company with a 20 year term remaining.

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

     Since the Trust purchased the Project in April 1996, average output from the existing eight engine-generator sets has risen by approximately 25% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996 and 11.5 Megawatts in 1997. Since August 1997, monthly sales have approached or equalled the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity by approximately 1/8, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract. Distributions from the Project for 1999 to the Trust totalled $445,000 (a 6.0% annual return) down from $547,000 (a 7.5% annual return) for 1998. The decrease is primarily the result of increased expenditures in 1999 for maintenance and unanticipated breakdowns of two engines and by costs of defence and settlement of the EPA administrative proceedings described at Item 3 - Legal Proceedings.

(vii) Mobile Power Units

     In August 1999 the Trust purchased five Caterpillar unified power modules (the "Mobile Power Units")for $1,696,000. Two additional Units that the Trust had originally contemplated purchasing were instead purchased by Power I. The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power III, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the rentals. For 1999, the Trust earned $89,000 of net revenue from the rentals.

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

     The Mobile Power Units are managed by Hawthorne and rented at fixed rates. Their major costs are capital recovery, maintenance, taxes and storage costs; operating costs are borne by the customer. Electricity generated from the Mobile Power Units is generally used by the renter on-site. If there were a shortage of electric generation capacity, the Units could be rented as additional peak generation capacity by a utility or electricity seller, subject to local environmental limitations. The Mobile Power Units are rented at fixed prices per month and are operated by the renter. Rental periods typically range from one to six weeks.

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

     The Managing Shareholder accordingly has organized RPMCo to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of all of its Projects, other than 8 small cogeneration Projects located in New York, New Jersey and Connecticut that are operated by Ridgewood AES, to RPMCo. See Item 10 -- Directors and Executive Officers of the Registrant and Item 13 -- Certain Relationships and Related Transactions for further information regarding the Operation Agreement and RPMCo and for the cost reimbursements received by RPMCo.

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

     Customers  of  Projects  that   accounted  for  more  than  10%  of  annual
distributions from operating sources to the Trust in each of the last three fiscal years are:

                                           Calendar year
                                   1999           1998          1997
Pacific Gas & Electric Co.          47%           56%           42.3%
 (San Joaquin & Byron Projects)
New England Electric System         29%           20%            22.6%
 (Providence Project)
Globe Manufacturing Co.              8%           12%            18.3%
 (Massachusetts Projects)

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

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. An subsidiary of the Trust is being sued by Pacific Gas and Electric Company, which is challenging the status of that trust's Monterey Project, a sister project to the Byron and San Joaquin Projects. No action against the Trust's Projects is anticipated at this time.

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

     The remaining On-site Cogeneration Projects and the Ridgewood AES and El Segundo Projects, which have "shared savings" contracts, are exposed to the changes in the electric industry that are being caused by wholesale and retail deregulation, as explained below. To date, these deregulation efforts have not had material adverse effects on these Projects, but there is the potential for some impact on revenues in 2000 and later years.

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

         The Mobile Power Units compete against numerous other fleets of mobile power generation equipment on a regional and international level. To some extent local or governmental electricity utilities also compete to provide short-term electricity in less-remote areas. Hawthorne owns many units in its rental fleet but has agreed to market the Trust's Units on a basis at least as favorable at it does for its own equipment. Demand for the Units is heavily dependent on the level of construction and civil engineering work in the Southern California area and on the availability of equipment from vendors, other area rental fleets and, to a limited extent, from outside-of-area fleets. Demand can be very volatile. Further, after one year, Hawthorne can cancel the marketing agreement on 5 days' notice.

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

(F) Mobile Power Units. The Mobile Power Units, as temporary on-site units operated by the electricity consumer, are not subject to economic regulation in California or most other juridictions. If a Unit were rented by a regulated utility, that utility might be subject to economic regulation but the rental fee for the Unit would probably not be directly regulated. There might be an indirect regulatory effect to the extent that the utility were regulated as to the rental price it would be authorized to pay. Under current conditions in California, this is unlikely.

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

     In May 1999 the Providence Project settled the Environmental Protection Agency ("EPA") brought administrative proceedings against the Providence Project for violations of training, recordkeeping and signage requirements. The alleged violations and the proceedings are described at Item 3 - Legal Proceedings, below.

         In February 2000, in response to complaints of odors from the Rhode Island landfill, the EPA ordered the Providence Project, the gas collection company and RIRRC to jointly respond in an investigation of the landfill gas control system at the landfill, of which the Providence Project is a part. The Project's systems are performing within environmental requirements and the Trust does not believe that it will be responsible for any material liability. It is possible, however, that the EPA will require the other parties at the landfill to change their operations, which might have a material effect on the Trust. At this time, there is no indication of what action, if any, the EPA might take.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects in fixed locations will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time. In recent years, supply of allowances has tended to exceed demand, primarily because of improved control technologies and the increased use of natural gas.

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust has filed Title V applications with the appropriate states for the San Joaquin, Byron, Providence, Coca-Cola (New York) and other on-site cogeneration Projects, which are all the Projects that are required to file. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

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

         The Providence Project operates filtration and condensation equipment for the purpose of removing contaminants from the landfill gas supply. The condensate is further treated and then discharged to a local treatment plant under an NPDES permit. The contaminants removed from the condensate are incinerated at an approved facility. The Trust believes that these discharges and contaminants are being disposed of in compliance with NPDES and other requirements.

    The Trust's Projects are subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

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

         The Mobile Power Units, which do not have a fixed location, are subject to differing air quality standards that depend in part on the locations of use, the amount of time and time periods of use and the quantity of pollutants emitted. The Trust believes that the Units as used comply with applicable air quality rules.

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

     On February  14,  1994,  the Trust  notified  the  Securities  and Exchange
Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On April 16, 1994, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The board of the Trust is comprised of the Managing Shareholder and threeindividuals, Ralph O. Hellmold, Jonathan C. Kaledin and Joseph Ferrante, Jr., who also serve as independent trustees of the Trust and who serve as independent trustees of Ridgewood Electric Power II, and are independent panel members of Ridgewood Electric Power Trust V, each of which is a similar investment program organized by the Managing Shareholder,, but who are not otherwise affiliated with the Trust, the Managing Shareholder or any of their affiliates. See Item 10 -- Directors and Executive Officers of the Registrant.

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

                                                    Approximate
                                            Approx-    Square         Descrip-
                       Ownership  Ground     imate    Footage of        tion
                       Interests  Lease     Acreage    Project (Actual   of
Project      Location   in Land  Expiration  of Land  or Projected)    Project

Byron         Byron,      Leased    2021         2      28,000      Gas-fired
            California                                            cogeneration
                                                                      facility
San Joaquin  Atwater,     Leased    2021         1      25,000       Gas-fired
            California                                            cogeneration
                                                                      facility
On-Site      9 sites     Leased   various       n/a       n/a     Inside-the-
 Cogen-        in CA,       or                                          fence,
 eration      MA and     licensed                                   gas-fired
                 NY                                                 or diesel-
                                                                       fueled
                                                                  cogeneration
                                                                   engines and
                                                                    generators
Providence   Providence,  Leased    2020         4      10,000       Landfill
             Rhode Island                                            gas-fired
                                                                    generation
                                                                      facility
Ridgewood   8 sites in  Licensed  various     n/a       n/a      Inside-the-
 AES          NY and NJ                                             fence, gas-
                                                                   fired
                                                                 cogeneration
                                                                  engines and
                                                                  generators
Ridgewood    Los Angeles, Licensed              n/a        n/a   Inside-the-
 El Segundo   CA                                                  fence, gas-
                                                                  fired
                                                                  cogeneration
                                                                  facility

Item 3.  Legal Proceedings.

     In December 1996 the Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA before the American Arbitration Association in Boston, Massachusetts as provided in the acquisition agreement, claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the Trust through misrepresentations, improper billing practices, fraud and violations of state fair trade practice laws. In
October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on certain of its claims of misrepresentation and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,000 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,000.

     The arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting its case in chief and awarded EUA its attorneys' fees and expenses incurred in prosecuting its counterclaim for a net additional recovery by the Trust of $707,000. Certain final motions resulted in additional interest to the Trust of $874,000, net of legal fees, and the United States District Court for the District of Massachusetts confirmed the entire award in October 1999. The matter is closed.

     In September 1998 the Region I office of the U.S. Environmental Protection Agency (the "EPA") filed an administrative proceeding against Ridgewood Providence Power Partners, L.P. ("RPPP"), a subsidiary of the Trust, seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. The penalty was reduced to $86,000, and was paid by the Providence Project in June 1999.

         On October 8, 1999, the Trust, through a subsidiary, filed a lawsuit against Globe Manufacturing Company in the United States District Court for the District of Massachusetts, claiming that Globe had unjustifiably cancelled the energy services agreement by which the Trust's subsidiary ran a 3.5 Megawatt, inside-the-fence, cogeneration project at Globe's manufacturing plant. The case is in discovery. The Trust is claiming damages in excess of $4 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1999.

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

(b)  Holders

     As of the date of this Form 10-K, there are 781 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in the years 1998 and 1999:

                             Year ended                Year ended
                         December 31, 1998      December 31, 1999
Total distributions
 to Investors             $  2,352,106              $  2,353,447
Distributions per
 Investor Share                  6,003                     6,006
Distributions to
 Managing Shareholder           23,759                    23,772


     Beginning in June 1999, distributions are made on a quarterly basis in March, June, September and December. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

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

Supplemental Information      As of and      As of and     As of and      As of and     As of and
Schedule                       for the        for the       for the        for the       for the
Selected Financial Data      Year ended    Year Ended     Year Ended     Year Ended    Period Ended
                            December 31,  December 31,    December 31,   December 31    December 31,
                               1999           1998          1997            1996           1995
Total Fund Information:


Net revenue from
 operating projects           $1,542,695    $2,727,986    $4,075,390     $3,525,613       $1,317,287
Net income (loss)              2,345,368      (798,415)   (1,355,866)(D)  2,541,686        1,440,550
                                 (A)             (B),(C)
Net assets
 (shareholders' equity)       23,751,183     23,783,034   26,957,314     31,388,939       32,579,226
Investments in project
 development and power
 generation limited
 partnerships                 23,202,879     21,714,050    24,613,978    28,050,750       20,884,493
Total assets                  23,814,297     24,257,396    27,336,224    31,430,075       32,651,668
Per Investor Share:
  Revenues                       $ 8,130        $10,404       $10,788        $9,630           $6,066
                                    (A)            (C)
  Expenses                         2,145         12,442        14,249         3,143            2,389
                                                   (B)            (D)
  Net income (loss)                5,985         (2,038)       (3,460)        6,486            3,676
  Net asset value                 60,614         60,695        68,796        80,106           83,143
Distributions to Investors         6,006          6,003         7,771         9,429            5,896


(A) Includes $1,581,308 of income from arbitration award ($4,036 per Investor Share)
(B) After writedowns of investments in 1998 of $4,055,214 ($10,349 per Investor Share).
(C) Includes $1,265,122 ($3,229 per Investor Share) of income from arbitration award.
(D) After writedowns of investments in 1997 of $4,743,631 ($12,106 per Investor Share).

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

 Results of Operations

The year ended December 31, 1999 compared to the year ended December 31, 1998.

The Trust reported net income of $2,345,000 in 1999 compared to a net loss of $798,000 in 1998. The improvement in the results of operations was primarily due to the absence of a writedown of investments of $4,055,000 in 1998, partially offset by lower income from power generation projects. In 1999 and 1998, the Trust recorded income of $1,581,000 and $1,265,000, respectively, of income resulting from an arbitration proceeding against EUA, as described at Item 3 - Legal Proceedings.

     As summarized below, income from power generation projects decreased 43.4% to $1,543,000 in 1999 compared to $2,728,000 in 1998:

Project                                              1999                1998
----------------------------------------          ----------          ----------
On-site Cogeneration:
     Massachusetts .....................          $  124,000          $  324,000
     Elmsford ..........................              85,000             243,000
     Others ............................                --                65,000
                                                  ----------          ----------
     Subtotal ..........................             209,000             632,000
Mobile Power III .......................              89,000                --
Ridgewood AES ..........................              70,000              34,000
San Joaquin ............................             464,000           1,051,000
Providence .............................             445,000             547,000
Byron ..................................             266,000             464,000
                                                  ----------          ----------
     Total .............................          $1,543,000          $2,728,000
                                                  ----------          ----------

In 1999, income from the San Joaquin, Byron and Providence Projects decreased by $587,000 (55.9%), $198,000 (42.7%) and $102,000 (18.6%), respectively. The decrease in income from these three plants reflects the increased costs of periodic major engine overhauls and maintenance.

In 1999, income from the On-Site Cogeneration Projects decreased by $423,000 (66.9%) primarily as a result of the shut-down of Massachusetts' Globe plant and reduced revenue at the Elmsford plant. The Globe project was temporarily shut down in the third quarter of 1999 for maintenance and then at the customer's request and no revenues were earned for that quarter. In October 1999, the customer requested that the project be permanently shut down, as described at
Item 3 - "Legal Proceedings." The Trust is challenging that request in court.

Excluding the writedown of investments, total expenses decreased by $68,000 (9.0%) to $752,000 in 1999 from $820,000 in 1998. Management fees declined $79,000 (11.7%) to $595,000 in 1999 from $674,000 in 1998 reflecting the lower net assets of the Trust. All other 1999 Trust expenses were comparable to 1998.

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

Without the write-downs of the on-site cogeneration projects and income from the arbitration award discussed above, net income for 1998 would have been $1,992,000 as compared to $3,388,000 for 1997, a decrease of $1,396,000 (41.2%).
This increase reflects a $1,347,000 decrease in income received from Projects in which the Trust has invested and a decrease of $68,000 in interest income. The decrease in interest income reflected the Trust's lower average cash balances.

     As summarized below, income from power generation projects decreased 33.1% to $2,728,000 in 1998 compared to $4,075,000 in 1997:


Project                                             1998                  1997
----------------------------------------          ----------          ----------
On-site Cogeneration:
     Massachusetts .....................          $  324,000          $  745,000
     Rhode Island ......................                --               283,000
     Elmsford ..........................             243,000             293,000
     Others ............................              65,000             104,000
                                                  ----------          ----------
     Subtotal ..........................             632,000           1,425,000
Ridgewood AES ..........................              34,000               4,000
San Joaquin ............................           1,051,000           1,152,000
Providence .............................             547,000             923,000
Byron ..................................             464,000             571,000
                                                  ----------          ----------

     Total .............................          $2,728,000          $4,075,000
                                                  ----------          ----------

 In 1998, income from the San Joaquin, Byron and Providence Projects decreased by $101,000 (8.8%), $107,000 (40.7%) and $376,000 (18.7%), respectively. The decrease in income from San Joaquin and Byron reflected reduced margins from operating year round in 1998 compared to nine months of operations in 1997. The change to year round operations was necessitated by a change in the structure of the capacity payments from the utility. The decrease in income from the Providence Project reflects the increased costs of periodic engine maintenance. In 1998, income from the On-Site Cogeneration Projects decreased by $793,000 (55.6%) as a result of the problems discussed above [EUA Arbitration Section].

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

Liquidity and Capital Resources

For 1999, net cash provided by operating activities was $566,000, which included deductions of $1,577,000 for additional net investments in projects. For 1998, net cash provided by operating activities was $2,103,000, which included deductions of $1,155,000 for additional net investments in projects. The decrease is primarily a result of lower revenue from power generation projects. Cash distributions to shareholders were $2,377,000 in 1999, approximately the same amount as in 1998.

In 1999, the Trust purchased five Caterpillar power modules for $1,696,000. The Trust rents the power modules to domestic and international customers. During 1998 the Trust acquired an on-site cogeneration facility (the "El Segundo Project") in Los Angeles, California, for $692,000. In addition, during 1998, the Trust invested an additional $331,000 in a series of cogeneration projects in New York and New Jersey (the "Ridgewood/AES Projects"). In February 1999, the Trust made a $590,000 deposit for seven Caterpillar power modules that are expected to be delivered in June 1999. The seven power modules have a total purchase price of $2,361,000. The Trust plans to rent the power modules to domestic and international customers.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1999 or 1998.

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

The Trust anticipates that its cash flow from operations during 2000, and line of credit facility will be adequate to fund its obligations.

Year 2000 Remediation.

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. All remediation and testing were completed by October 31, 1999 and no material malfunctions have been discovered through March 10, 2000.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that were remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is approximately $600.

     The Managing Shareholder has two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. These were remediated in 1999, including the elements of those systems used to generate internal sales reports and other internal reports. Although these were not designated mission-critical, they were also successfully remediated by October 31, 1999. Some subsystems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years is estimated at $9,500 and is estimated as approximately $9,000 for 1999.

     Each of the Trust's electric generating facilities was reviewed in 1999 by RPMCo personnel to determine if its electronic control systems contained software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. To date the Trust has discovered no systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Trust's share of the estimated costs of the review and of any minor upgrades or rehabilitation is estimated at less than $25,000.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' Year 2000 compliance. No material adverse effects from customers' or suppliers' Year 2000 problems have occurred.


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

                                     December 31, 1999
                                  Expected Maturity Date
                                           2000
                                         (U.S. $)

Bank Deposits and Certificates
  of Deposit                             $603,922
  Average interest rate                      5.6%

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

     Report of Independent Accountants                       F-2
     Balance Sheet at December 31, 1999 and 1998             F-3
     Statement of Operations for Three Years
      ended December 31, 1999                                F-4
     Statement of Changes in Shareholders'
      Equity for Three Years ended December 31,
      1999                                                   F-5
     Statement of Cash Flows for Three Years
      ended December 31, 1999                                F-6
     Notes to Financial Statements                   F-7 to F-12

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

Managing Shareholder.

Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation.

     Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is or will be owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 53, has also served as President of the Trust since its inception in 1991 and as President of RPMCo, Power I, Power II, Power IV, Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 41, has served as Executive Vice President of the Managing Shareholder, RPMCo, the Trust, Power I, Power II, Power IV, Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 45, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 53, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, four other trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of the Ridgewood Capital Venture Partners I and II funds.

     Mr. Quinn has 32 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers LLC, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 47, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Power I, Power II, Power IV, Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2001 [assumes board approval] and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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


     The Independent Trustees of the Trust are Ralph O. Hellmold, Jonathan C. Kaledin and Joseph Ferrante, Jr. Set forth below is certain information concerning them. Each of them also serves as an independent trustee of Power II and as an independent panel member of Power V. Both are independent power programs sponsored by Ridgewood Power. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Neither Mr. Hellmold nor Mr. Kaledin is otherwise affiliated with the Trust, any of the Trust's officers or agents, the Managing Shareholder, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

     Ralph O. Hellmold, age 59, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.

     From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one- half share in each of Power I and and Power II, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

     Jonathan C. Kaledin, age 42, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

         The Independent Trustees and the Managing Shareholder expanded the number of Independent Trustees to three in January 2000 and elected Joseph Ferrante, Jr. as the additional Independent Trustee. Mr. Ferrante, age 55, has been a lawyer in private practice in Ridgewood, New Jersey for more than five years specializing in business and taxation matters. He received a Juris Doctor degree in law from the George Washington University in 1970 and his undergraduate degree from the Johns Hopkins University. He advises a large number of start-up and entrepreneurial companies.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Power I, Power II, Power IV, Ridgewood Power V and the Growth Fund and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing
Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -- Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

     Douglas V. Liebschner, age 52, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. Since 1996 the Managing Shareholder has compensated these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at allocable cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1999 or 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.

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

     The Trust made distributions in 1998 and 1999 as stated at Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:

Fee                 Paid to       1999        1998          1997         1996         1995
Management         Managing       $594,576    $673,933     $ 766,866      $794,026      $482,000
 fee              Shareholder

Cost
 reimbursements*    RPMCo      $15,813,187    15,617,631    14,308,444    11,566,400             0
Investment         Managing    $         0           0             0             0       343,779
 fee              Shareholder

Placement          Ridgewood             0           0             0             0       147,950
 agent fee        Securities
 and sales        Corporation
 commissions

Organizational,   Managing               0           0             0             0       860,195
 distribution     Shareholder
 and offering fee


* Prior to 1996, these costs were either paid by the Trust or by the Projects directly. These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas) of operating Projects that are not operated by non-affiliated managers, and an allocation of RPMCo's overhead. These costs are paid by the Projects and do not appear in the Trust's financial statements.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1999.

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

     21.   Subsidiaries of the Registrant.
Page __

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

Signature                      Title                        Date

RIDGEWOOD ELECTRIC POWER TRUST III (Registrant)

By:/s/ Robert E. Swanson    President and Chief        March 30, 2000
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief        March 30, 2000
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn   Chief Financial Officer       March 30, 2000

By:/s/ Christopher I. Naunton, Director of Accounting  March 30, 2000
       Christopher I. Naunton

RIDGEWOOD POWER CORPORATION  Managing Shareholder      March 30, 2000

By:/s/ Robert E. Swanson       President
       Robert E. Swanson

     /s/ Robert E. Swanson  * Independent Trustee      March 30, 2000
        Ralph O. Hellmold

    /s/ Robert E. Swanson    *Independent Trustee      March 30, 2000
       Jonathan C. Kaledin

    /s/ Robert E. Swanson
         Joseph Ferrante, Jr.   * Independent Trustee  March 30, 2000

*  As attorney-in-fact for the Independent Trustee

                       Ridgewood Electric Power Trust III

                              Financial Statements

                        December 31, 1999, 1998 and 1997

                                      (F1)

                        Report of Independent Accountants


To the Shareholders and Trustees of
Ridgewood Electric Power Trust III:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III (the "Trust") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments valued at $23,202,879 and $22,714,050 (98% and 91% of shareholders' equity, respectively) as of December 31, 1999 and 1998, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000


                                      (F2)

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                               ----------------------------
                                                   1999           1998
                                               ------------    ------------

Assets:

Investments in power generation projects ...   $ 23,202,879    $ 21,714,050
Cash and cash equivalents ..................        603,922       2,414,916
Due from affiliates ........................             80          30,071
Other assets ...............................          7,416          98,359
                                               ------------    ------------

  Total assets .............................   $ 23,814,297    $ 24,257,396
                                               ------------    ------------


Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses ......   $     51,676    $    185,209
Due to affiliates ..........................         11,438         289,153
                                               ------------    ------------

  Total liabilities ........................         63,114         474,362

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (391.8444 shares
 issued and outstanding) ...................     23,844,706      23,876,239
Managing shareholder's accumulated deficit .        (93,523)        (93,205)
                                               ------------    ------------

  Total shareholders' equity ...............     23,751,183      23,783,034
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 23,814,297    $ 24,257,396
                                               ------------    ------------






                 See accompanying notes to financial statements.

                                      (F3)

Ridgewood Electric Power Trust III
Statement of Operations
--------------------------------------------------------------------------------

                                       Year Ended December 31,
                                ----------------------------------------
                                   1999          1998           1997
                                -----------   -----------    -----------
Revenue:
Income from power generation
 projects ...................   $ 1,542,695   $ 2,727,968    $ 4,075,390
Interest income .............        61,876        83,807        152,005
Income from arbitration award     1,581,308     1,265,122           --
                                -----------   -----------    -----------
         Total revenue ......     3,185,879     4,076,897      4,227,395
                                -----------   -----------    -----------

Expenses:
Management fee ..............       594,576       673,933        766,866
Accounting and legal fees ...        86,197        94,734         46,869
Miscellaneous ...............        71,440        51,431         25,895
Writedown of investments in
 power generation projects ..        88,298     4,055,214      4,743,631
                                -----------   -----------    -----------
         Total expenses .....       840,511     4,875,312      5,583,261
                                -----------   -----------    -----------

         Net income (loss) ..   $ 2,345,368   $  (798,415)   $(1,355,866)
                                -----------   -----------    -----------





                 See accompanying notes to financial statements.

                                      (F4)

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                             Managing
                          Shareholders     Shareholder      Total
                          ------------    ------------    ------------
Shareholders' equity,
 January 1, 1997 ......   $ 31,406,084    $    (17,145)   $ 31,388,939

Cash distributions ....     (3,045,001)        (30,758)     (3,075,759)

Net loss for the year .     (1,342,307)        (13,559)     (1,355,866)
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 1997 ....     27,018,776         (61,462)     26,957,314

Cash distributions ....     (2,352,106)        (23,759)     (2,375,865)

Net loss for the year .       (790,431)         (7,984)       (798,415)
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ....     23,876,239         (93,205)     23,783,034

Cash distributions ....     (2,353,447)        (23,772)     (2,377,219)

Net income for the year      2,321,914          23,454       2,345,368
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 1999 ....   $ 23,844,706    $    (93,523)   $ 23,751,183
                          ------------    ------------    ------------






                 See accompanying notes to financial statements.


                                      (F5)

Ridgewood Electric Power Trust III
Statement of Cash Flows
--------------------------------------------------------------------------------

                                              Year Ended December 31,
                                    -----------------------------------------
                                       1999           1998           1997
                                    -----------    -----------    -----------

Cash flows from operating
 activities:
Net income (loss) ...............   $ 2,345,368    $  (798,415)   $(1,355,866)
                                    -----------    -----------    -----------
Adjustment to reconcile net
 income (loss) to net cash flows
 from operating activities:
 Writedown of power generation
  project investments ...........        88,298      4,055,214      4,743,631
 Investments in power generation
  projects ......................    (1,577,127)    (1,155,286)    (2,098,774)
 Proceeds from sale or transfer
  of investment .................          --             --          900,000
 Changes in assets and
  liabilities:
  Increase (decrease) in due
   to/from affiliates, net ......      (247,724)       (60,833)       320,915
  Decrease in deferred du
   diligence costs ..............          --             --           30,000
  Decrease (increase) in other
   assets .......................        90,943        (84,197)       266,838
  (Decrease) increase in accounts
   payable and accrued expenses .      (133,533)       146,672         (2,599)
                                    -----------    -----------    -----------
Total adjustments ...............    (1,779,143)     2,901,570      4,160,011
                                    -----------    -----------    -----------
Net cash provided by operating
 activities .....................       566,225      2,103,155      2,804,145
                                    -----------    -----------    -----------

Cash flows from financing
 activities:
Cash distributions to
 shareholders ...................    (2,377,219)    (2,375,865)    (3,075,759)
                                    -----------    -----------    -----------
Net cash used in financing
 activities .....................    (2,377,219)    (2,375,865)    (3,075,759)
                                    -----------    -----------    -----------

Net decrease in cash and cash
 equivalents ....................    (1,810,994)      (272,710)      (271,614)

Cash and cash equivalents,
 beginning of year ..............     2,414,916      2,687,626      2,959,240
                                    -----------    -----------    -----------

Cash and cash equivalents,
 end of year ....................   $   603,922    $ 2,414,916    $ 2,687,626
                                    -----------    -----------    -----------


                 See accompanying notes to financial statements.


                                      (F6)

Ridgewood Electric Power Trust III
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Purpose

Ridgewood Electric Power Trust III (the "Trust") was formed as a Delaware business trust on December 6, 1993, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power LLC (formerly Ridgewood Power Corporation). The Trust began offering shares on January 3, 1994. The Trust commenced operations on April 16, 1994 and discontinued its offering of shares on May 31, 1995.

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

                                      (F7)

3.       Investments in Power Generation Projects

The Trust had the following investments in power generation projects:

                                          Fair Values as of December 31,
                                            -------------------------
                                               1999          1998
                                            -----------   -----------

JRW Associates, L.P. ....................   $ 6,053,585   $ 6,087,039
Byron Power Partners, L.P. ..............     2,894,633     2,999,031
Ridgewood Providence Power Partners, L.P.     7,420,544     7,310,458
Ridgewood Mobile Power III LLC ..........     1,761,969          --
Ridgewood AES Power Partners, LLC .......       614,913       472,496
Ridgewood El Segundo LLC ................       762,968       691,619
On-site Cogeneration Projects:
  Ridgewood/Mass PPLP ...................     2,092,075     2,394,851
  Ridgewood/Elmsford PPLP ...............       952,247       990,082
  Other On-site Cogeneration
   Project Partnerships .................       649,945       768,474
                                            -----------   -----------
                                            $23,202,879   $21,714,050
                                            -----------   -----------

  The Trust's income from the projects was as follows:

                                               For the Year Ended December 31,
                                            ------------------------------------
                                                1999       1998          1997
                                            ----------   ----------   ----------
JRW Associates, L.P. ....................   $  463,887   $1,051,375   $1,152,013
Byron Power Partners, L.P. ..............      266,328      464,530      571,576
Ridgewood Providence Power Partners, L.P.      445,164      546,690      922,941
Ridgewood Mobile Power III LLC ..........       88,732         --           --
Ridgewood AES Power Partners, LLC .......       70,006       33,807        4,249
On-site Cogeneration Projects:
  Ridgewood/Rhode Island PPLP ...........         --           --        282,943
  Ridgewood/Mass PPLP ...................      124,058      323,694      745,005
  Ridgewood/Elmsford PPLP ...............       84,520      242,881      292,543
  Other On-site Cogeneration
   Project Partnerships .................         --         64,991      104,120
                                            ----------   ----------   ----------
                                            $1,542,695   $2,727,968   $4,075,390
                                            ----------   ----------   ----------

   JRW Associates, L.P. (known as San Joaquin Power Company)
   On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate cost of the investment was $6,053,585 and $6,087,039 at December 31, 1999 and 1998, respectively. The Trust received distributions of $463,887, $1,051,375 and $1,152,013 from the project in 1999, 1998 and 1997, respectively.

   Byron Power Partners, L.P. (known as Byron Power Company)
   In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. As of December 31, 1999 and 1998, the aggregate cost of the Trust's investment in the partnership was $2,894,633 and $2,999,031, respectively. The Trust received distributions of $266,328, $464,530 and $571,576 from the project in 1999, 1998 and 1997, respectively.

                                      (F8)

   Ridgewood Providence Power Partners, L.P. (known as the Providence Project) In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power") which acquired a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to 13.8 megawatt. The Trust owns a 35.7% limited partnership interest in Providence Power and its general partner. At December 31, 1999 and 1998, the total cost of the Trust's investment was $7,420,544 and $7,310,458, respectively.

   The Providence Project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract.. The remaining 64.3% of Ridgewood Power is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is Ridgewood Power Corporation. In 1999, 1998 and 1997, the Trust received distributions of $445,164, $546,690 and $922,941, respectively, from the Providence Project.

   Ridgewood Mobile Power III LLC
   Effective August 1999, the Trust, through a subsidiary, acquired five Caterpillar mobile power modules with a total capacity of 4.2 megawatts for $1,695,558. These modules are rented to domestic and international customers. The Trust pays Hawthorne Power Systems, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. For the year ended December 31, 1999, the Trust recorded $88,732 of net revenue from the units.

   Ridgewood AES Power Partners, LLC (known as  Ridgewood AES)
   In September 1997, the Trust formed Ridgewood AES Power Partners, LLC entered into an agreement with AES-NJ Cogen, Inc. (AES-NJ) to invest in co-generation facilities operated by AES-NJ. In 1997, Ridgewood AES owned three facilities and added two additional facilities in 1998. The facilities are all located in New York. The aggregate cost of the investment was $614,913 and $472,496 at December 31, 1999 and 1998, respectively. The Trust received distributions of $70,006, $33,807 and $4,249 from the projects in 1999, 1998 and 1997, respectively. In January 1999, the Trust transferred five of its Other On-site Cogeneration Projects with a fair value of $283,966 to Ridgewood AES.

   Ridgewood El Segundo, LLC (known as the Dobbs  project)
   In April 1998, the Trust purchased an on-site cogeneration facility located near one of its existing on-site cogeneration facilities in Los Angeles, California. The total purchase price was approximately $590,733, including the payment of liabilities that encumbered the project. The aggregate cost of the investment was $762,743 and $691,619 at December 31, 1999 and 1998, respectively.

   On-site Cogeneration Projects
   In 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects had 13.7 megawatts of base load and 5.7 megawatts of backup and standby capacity. The Trust paid a total of $11,300,000 for the projects and invested additional amounts for capital repairs and improvements and for working capital. The Trust received distributions of $208,578, $631,566 and $1,424,611 from these projects in 1999, 1998 and 1997, respectively. See Note 6 - Arbitration and Litigation, for information relating to arbitration proceedings against EUA.

   Ridgewood/Rhode Island Power Partners L.P.
   Ridgewood/Rhode Island Power Partners Limited Partnership (the "Partnership") leased generator sets with 4.2 megawatts of capacity to a Rhode Island manufacturing company under a lease expiring in 2006. The Trust received distributions of $282,943 from the project in 1997. During 1997, the lessee experienced severe financial difficulties and repeatedly defaulted on its payment obligations. In response, the lessee alleged violations by the Partnership of the lease and requested renegotiation of the lease. In the course of the negotiations, the lessee's principal creditor threatened to place the lessee in Chapter 11 bankruptcy, which would result in a cancellation of the lease. In December 1997, the lessee purchased the facility and terminated the lease in exchange for a single cash payment of $900,000. Accordingly, the Trust wrote down its investment in the Partnership and recorded a loss of $2,752,168.

                                      (F9)

   Ridgewood/Massachusetts Power Partners L.P.
   Ridgewood/Massachusetts Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 megawatt power plant which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. During 1998, the
   Trust completed an intensive review of the project and determined that a write-down of the fair value of $1,236,002 was required. As of December 31, 1999 and 1998, the total cost of the Trust's investment in the partnership was $2,092,075 and $2,394,851, respectively. The Trust received distributions of $124,058, $323,694 and $745,005 from the project in 1999, 1998 and 1997, respectively. The 3.5 megawatt project was temporarily shut down in the third quarter of 1999 for maintenance. In October 1999, the customer requested that the project be permanently shut down. In October 1999, the Trust brought suit against the customer for a $4 million termination payment. It is too early to estimate the outcome of the lawsuit.

   The Partnership also owns a smaller group of four cogeneration generator sets totaling 255 kilowatts serving a residential complex in Worcester, Massachusetts. The energy services agreement ("ESA") provides that the partnership receives from the customer the cost to purchase electricity and natural gas from the local utility, less a guaranteed savings based on the utility's current rates. The ESA expires in 2004.

   Ridgewood/Elmsford Power Partners, L.P.
   Ridgewood/Elmsford Power Partners, L.P. (the "Partnership") owns a 1.33 megawatt cogeneration project. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. During 1998, the Trust completed an intensive review of the project and determined that a write-down of the fair value of $505,390 was required. As of December 31, 1999 and 1998, the total cost of the Trust's investment in the partnership was $952,247 and $990,082, respectively. The Trust received distributions of $84,520, $242,881 and $292,543 from the project in 1999, 1998 and 1997, respectively.

   The "Other On-site Cogeneration Project Partnerships"
   The "other on-site cogeneration project partnerships" include five partnerships, which owned 31 of the 35 projects acquired from Eastern Utilities Associates. These 31 projects represented approximately one-third of the Trust's original investment in the on-site cogeneration projects. All thirty-one were gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements had terms expiring between September 1996 and 2011. The projects represented 5.5 MW of base load capacity. The projects ranged in size from 30 kilowatts to 660 kilowatts. In 1997, the Trust wrote-off fifteen projects with 2.1 megawatts of base load capacity amounting to $1,991,463. During 1998, the Trust completed an intensive review of the projects and determined that a write-down of the fair value of $2,313,822 was required. In 1999, the Trust wrote-off one project and recorded a charge of $88,298. The Trust received distributions of $64,991 and $104,120 from the projects in 1998 and 1997, respectively. As of December 31, 1999 and 1998, the total cost of the Trust's investment in the "other on-site cogeneration partnerships" was $649,945 and $768,474, respectively. In January 1999, the Trust transferred five of its Other On-site Cogeneration Projects with a fair value of $283,966 to Ridgewood AES.

                                     (F10)

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

   The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1999, 1998 and 1997, the Trust paid management fees to the managing shareholder of $594,576, $673,933 and $766,866, respectively.

   Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed a cumulative amount equal to 14% per annum of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

   Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1999.

   The managing shareholder owns one share of the Trust with a cost of $84,000. In conjunction with the offering of the Trust shares, commissions and placement fees of $390,844 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

   Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1999, 1998 and 1997, Ridgewood Management charged the following to the projects based on proportionate amounts invested:

                                     (F11)

                                           For the Year Ended December 31,
                                            ------------------------------
                                              1999       1998       1997
                                            --------   --------   --------
JRW Associates, L.P. ....................   $150,621   $119,960   $ 94,460
Byron Power Partners, L.P. ..............     89,092     70,956     55,740
Ridgewood Providence Power Partners, L.P.    404,056    401,290    467,881
Ridgewood El Segundo LLC ................     17,055      9,120       --
On-site Cogeneration Projects:
 Ridgewood/Mass PPLP ....................     91,296    106,685     91,081
 Ridgewood/Elmsford PPLP ................     40,374     47,385     42,590
 Other On-site Cogeneration
 Project Partnerships ...................     56,532    100,005    122,871

   5.    Line of Credit Facility

   During the fourth quarter of 1997, the Trust and the Trust's principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $757,000. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. At December 31, 1999 and 1998, there were no borrowings outstanding under the credit facility.

   6.    Arbitration and Litigation

   In December 1996, the Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA, claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,184 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recognized income of $1,265,122. In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The trust received payment from EUA in 1999 and recorded income of $1,581,308 in the statement of operations.

   In the ordinary course of business, in late 1996 the Trust had discovered a small number of overbillings at on-site cogeneration projects purchased from EUA and had refunded the overbilled amounts to customers. In preparing for the arbitration hearings against EUA in the second quarter of 1998, the Trust made an intensive engineering and financial review of the on-site cogeneration projects and discovered what appeared to be a pattern of material overbillings of customers of a number of the on-site projects. The overbillings were caused by the Trust's reliance on billing formulas and practices used by EUA and EUA's transfer of false billing protocols to the Trust was an element of the Trust's claim against EUA. The Projects have informed affected customers of the overbillings and has paid refunds totaling over $271,000. It has also advised federal government authorities of overbillings to federally supported entities that were included in the that amount. Although the federal government has the right at any time to take action adverse to the Projects if it sees fit, it has not done so to date. Although there can be no assurance that adverse action will not be taken against the Projects, the Trust believes that it is not probable that any such adverse action will occur.

   7.    Administrative Proceeding at the Providence Project

     In September 1998, the Region I office of the U.S. Environmental Protection Agency ("EPA") filed an administrative proceeding against Providence Power seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. In June 1999, Providence Power settled the administrative proceeding for approximately $86,000.

                                     (F12)