Form 10-Q
period 2000-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2000-05-15
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

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

Item 1. Financial Statements




                       Ridgewood Electric Power Trust III

                              Financial Statements

                                 March 31, 2000

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                 March 31,       December 31,
                                                    2000           1999
                                                (unaudited)
                                                 ---------       ---------
Assets:
Investments in power generation projects ...   $ 23,614,234    $ 23,202,879
Cash and cash equivalents ..................        151,038         603,922
Due from affiliates ........................         14,279              80
Other assets ...............................         57,035           7,416
                                                  ---------       ---------
  Total assets .............................   $ 23,836,586    $ 23,814,297
                                                  ---------       ---------

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses ......   $     32,071    $     51,676
Borrowings under line of credit facility ...        350,000            --
Due to affiliates ..........................        137,456          11,438
                                                  ---------       ---------
  Total liabilities ........................        519,527          63,114

Commitments and contingencies ..............

Shareholders' equity:
Shareholders' equity (391.8444 shares
 issued and outstanding)                         23,414,923      23,844,706
Managing shareholder's accumulated deficit .        (97,864)        (93,523)
                                                  ---------       ---------
  Total shareholders' equity ...............     23,317,059      23,751,183
                                                  ---------       ---------
  Total liabilities and shareholders' equity   $ 23,836,586    $ 23,814,297
                                                  ---------       ---------






                 See accompanying note to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                         Three Months Ended
                                         March 31,     March 31,
                                            2000        1999
                                          --------    --------

Revenues:
   Income from power generation projects   $363,905   $258,045
   Interest income .....................      2,629     25,749
                                           --------    --------
           Total revenue ...............    366,534    283,794
                                           --------    --------
Expenses:
   Management fee ......................    148,644    148,644
   Accounting and legal fees ...........     48,191     27,936
   Miscellaneous .......................     10,119     21,989
                                           --------    --------
           Total expenses ..............    206,954    198,569
                                           --------    --------
           Net income ..................   $159,580   $ 85,225
                                           --------    --------






                 See accompanying note to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Managing
                            Shareholders     Shareholder        Total
                            ------------     -----------     -----------

Shareholders' equity,
 December 31, 1999 ......   $ 23,844,706    $    (93,523)   $ 23,751,183

Cash distributions ......       (587,767)         (5,937)       (593,704)

Net income for the period        157,984           1,596         159,580
                            ------------     -----------     -----------
Shareholders' equity,
 March 31, 2000 .........   $ 23,414,923    $    (97,864)   $ 23,317,059
                            ------------     -----------     -----------









                 See accompanying note to financial statements.

 Ridgewood Electric Power Trust III
 Statement of Cash Flows (unaudited)
 -------------------------------------------------------------------------------
                                                        Three Months Ended
                                                  March 31, 2000  March 31, 1999
                                                    -----------   ------------
Cash flows from operating activities:
 Net income .....................................   $   159,580    $    85,225
                                                    -----------   ------------
 Adjustment to reconcile net income to cash flows
  from operating activities:
 Additional investments in power
  generation projects, net ......................      (411,355)    (1,197,700)
 Changes in assets and liabilities:
  (Increase) decrease in due from affiliates ....       (14,199)         2,392
  (Increase) decrease in other assets ...........       (49,619)        92,121
  Decrease in accounts payable and accrued
   expenses .....................................       (19,605)      (138,400)
  Increase in due to affiliates .................       126,018         86,186
                                                    -----------   ------------
  Total adjustments .............................      (368,760)    (1,155,401)
                                                    -----------   ------------
  Net cash used in operating activities .........      (209,180)    (1,070,176)
                                                    -----------   ------------

Cash flows from financing activities:
 Borrowing under line of credit facility ........       350,000           --
 Cash distributions to shareholders .............      (593,704)      (596,105)
                                                    -----------   ------------
   Net cash used in financing activities ........      (243,704)      (596,105)
                                                    -----------   ------------

Net decrease in cash and cash equivalents .......      (452,884)    (1,666,281)

Cash and cash equivalents, beginning of year ....       603,922      2,414,916
                                                    -----------   ------------
Cash and cash equivalents, end of period ........   $   151,038    $   748,635
                                                    -----------   ------------









                 See accompanying note to financial statements.

Ridgewood Electric Power Trust III
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures.

Results of Operations

     Quarter ended March 31, 2000 compared to the quarter ended March 31, 1999

As summarized below, total revenue increased 29.2% to $367,000 in the first quarter of 2000 compared to $284,000 in the first quarter of 1999:

Project                   2000       1999
--------                  ----       ----
On-site Cogeneration:
    Massachusetts ...   $   --     $109,000
    Others ..........    115,000       --
                        --------   --------
    Subtotal ........    115,000    109,000
Providence ..........    116,000    128,000
Hawthorne ...........    116,000       --
Ridgewood/AES .......     17,000     21,000
Interest income .....      3,000     26,000
                        --------   --------
Total ...............   $367,000   $284,000
                        --------   --------

Revenues from the on-site cogeneration projects increased slightly from $109,000 in the first quarter of 1999 to $115,000 in the corresponding period in 2000. Distributions in 1999 from the on-site cogeneration projects were generated by the Massachusetts project which was shut down in the latter half of 1999 (see the 1999 Annual Report on Form 10-K for information on the dispute with the host company). Distributions in 2000 from the other on-site cogeneration projects were primarily generated from the Elmsford facility which had lower maintenance costs and higher revenue in 2000 compared to the prior year.

Revenues  from  the  Providence  and  Ridgewood/AES   projects  were  relatively
unchanged for the first quarter of 1999 and 2000.

The Trust recorded $116,000 of rental revenue from the Hawthorne Caterpillar engines which were acquired in the second half of 1999.

Interest income declined from $26,000 in the first quarter of 1999 to $3,000 in the first quarter of 2000 due to lower cash balances.

The Trust's expenses did not change significantly from the first quarter of 1999 to the first quarter of 2000.

     Quarter ended March 31, 1999 compared to the quarter ended March 31, 1998

As summarized below, total revenue decreased 32.9% to $284,000 in the first quarter of 1999 compared to $423,000 in the first quarter of 1998:

Project                   1999       1998
--------                  ----       ----
On-site Cogeneration:
    Massachusetts ...   $109,000   $163,000
    Others ..........       --       10,000
                        --------   --------
    Subtotal ........    109,000    173,000
Providence ..........    128,000    167,000
San Joaquin .........       --       35,000
Ridgewood/AES .......     21,000       --
Interest income .....     26,000     49,000
                        --------   --------
Total ...............   $284,000   $424,000
                        --------   --------

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

Liquidity and Capital Resources

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The trust borrowed $350,000 under this line of credit in the first quarter of 2000.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons, repayment of borrowings under the line of credit facility and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that its cash flow from operations during 2000, proceeds from the arbitration proceeding and line of credit facility will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described in the Trust's most recent Annual Report on Form 10-K.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

                           PART II - OTHER INFORMATION

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                        Registrant

May 15, 2000                 By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)