Form 10-Q
period 2000-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2000-08-14
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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

Item 1. Financial Statements




                       Ridgewood Electric Power Trust III

                              Financial Statements

                                  June 30, 2000

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------


                                                  June 30,      December 31,
                                                   2000             1999
                                               ------------    ------------
                                                (unaudited)
Assets:
Investments in power generation projects ...   $ 23,603,729    $ 23,202,879
Cash and cash equivalents ..................           --           603,922
Due from affiliates ........................          5,009              80
Other assets ...............................        112,154           7,416
                                               ------------    ------------

          Total assets .....................   $ 23,720,892    $ 23,814,297
                                               ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ......   $     67,398    $     51,676
Borrowings under line of credit facility ...        725,000            --
Due to affiliates ..........................        236,069          11,438
                                               ------------    ------------

  Total liabilities ........................      1,028,467          63,114
                                               ------------    ------------

Commitments and contingencies ..............           --              --

Shareholders' equity:
Shareholders' equity (391.8444 shares
 issued and outstanding) ...................     22,796,535      23,844,706
Managing shareholder's accumulated deficit .       (104,110)        (93,523)
                                               ------------    ------------

  Total shareholders' equity ...............     22,692,425      23,751,183
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 23,720,892    $ 23,814,297
                                               ------------    ------------










                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                               Six Months Ended        Three Months Ended
                           -----------------------   ------------------------
                            June 30,     June 30,     June 30,      June 30,
                             2000         1999          2000          1999
                           ----------   ----------   ----------    ----------
Revenue:
Income from power
 generation projects       $  558,957   $  668,407   $  195,052    $  410,372
Interest income ........       17,138       34,633       14,509         8,874
Income from arbitration
 award, net ............         --      1,488,805         --       1,488,805
                           ----------    ----------  ----------    ----------
      Total revenue ....      576,095    2,191,845      209,561     1,908,051
                           ----------   ----------   ----------    ----------
Expenses:
Writedown of investments
 in power generation
 projects ..............       77,500         --         77,500          --
Management fee .........      296,890      297,288      148,246       148,644
Accounting and legal
 fees ..................       74,023       21,973       25,832         9,080
Miscellaneous ..........       25,108       52,907       14,989        15,875
                           ----------   ----------   ----------    ----------
      Total expenses ...      473,521      372,168      266,567       173,599
                           ----------   ----------   ----------    ----------

Net income (loss) ......   $  102,574   $1,819,677   $  (57,006)   $1,734,452
                           ----------   ----------   ----------    ----------














                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                            Shareholders    Shareholder      Total
                            ------------    ------------    ------------
Shareholders' equity,
 December 31, 1999 ......   $ 23,844,706    $    (93,523)   $ 23,751,183

Cash distributions ......     (1,149,719)        (11,613)     (1,161,332)

Net income for the period        101,548           1,026         102,574
                            ------------    ------------    ------------

Shareholders' equity,
 June 30, 2000 ..........   $ 22,796,535    $   (104,110)   $ 22,692,425
                            ------------    ------------    ------------
















                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                   Six Months Ended
                                               --------------------------
                                             June 30, 2000    June 30, 1999
                                               -----------    -----------
Cash flows from operating activities:
Net income .................................   $   102,574    $ 1,819,677
                                               -----------    -----------
Adjustment to reconcile net income
 to cash flows from operating activities:
 Purchase of investments in power
  generation projects, net .................      (478,350)    (1,694,324)
 Writedown on investments in power
  generation projects ......................        77,500           --
 Changes in assets and liabilities:
  Increase in due from affiliates ..........        (4,929)      (121,960)
  (Increase) decrease in other assets ......      (104,738)        89,731
  Increase (decrease) in accounts
   payable and accrued expenses ............        15,722       (156,881)
  Increase (decrease) in due to affiliates .       224,631        (91,635)
                                               -----------    -----------
 Total adjustments .........................      (270,164)    (1,975,069)
                                               -----------    -----------
 Net cash used in operating activities .....      (167,590)      (155,392)
                                               -----------    -----------

Cash flows from financing activities:
Borrowing under line of credit facility ....       725,000           --
Cash distributions to shareholders .........    (1,161,332)    (1,189,808)
                                               -----------    -----------
 Net cash used in financing activities .....      (436,332)    (1,189,808)
                                               -----------    -----------

Net decrease in cash and cash equivalents .      (603,922)    (1,345,200)

Cash and cash equivalents, beginning of year       603,922      2,414,916
                                               -----------    -----------
Cash and cash equivalents, end of period ...   $      --      $ 1,069,716
                                               -----------    -----------




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

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period

2.       Writedown of Investment in AES-NJ Project

In the second quarter of 2000, the Trust determined that it would be unlikely to recover its investment in the Massapequa Project, one of the cogeneration projects owned by AES-NJ. The Massapequa Project was shut down earlier in 2000 due to the financial difficulties of the host company. As a result, the Trust recorded a writedown of $77,500 in the second quarter of 2000 to reduce the estimated fair value of the investment in the project to zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsDollar amounts in this discussion are rounded to the nearest $1,000.IntroductionThe Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Projects to fund capital expenditures.

Results of Operations
As summarized below, total revenue decreased 73.7% to $576,000 in the first six months of 2000 compared to $2,192,000 in the same period in 1999. Revenue also decreased to $210,000 in the second quarter of 1999 compared to $1,908,000 in the second quarter of 1999. Excluding the arbitration award income discussed below, revenues decreased by 18.1% and 49.9% for the first six months and second quarter, respectively of 2000 compared to the prior year.

                          Six months ended June 30,  Three months ended June 30,
                           -----------------------   -------------------------
Project                       2000         1999        2000         1999
                              ----         ----        ----         ----
On-site Cogeneration:
Massachusetts ..........   $     --     $  371,000 $     --     $    262,000
Others .................      115,000         --         --             --
                           ----------   ----------   ----------   ----------
    Subtotal ...........      115,000      371,000         --        262,000

Providence .............      240,000      221,000      124,000       93,000
Hawthorne ..............      187,000         --         71,000         --
Byron ..................         --         37,000         --         37,000
San Joaquin ............         --          3,000         --          3,000
Ridgewood/AES ..........       17,000       36,000         --         15,000
Arbitration award income         --      1,489,000         --      1,489,000
Interest income ........       17,000       35,000       15,000        9,000
                           ----------   ----------   ----------   ----------
Total ..................   $  576,000   $2,192,000   $  210,000   $1,908,000
                           ----------   ----------   ----------   ----------

The Trust recorded revenues from the Massachusetts on-site cogeneration project of $371,000 in the first six months of 1999. The Trust recorded no revenues from the project in 2000 because the facility is shutdown (see the 1999 Annual Report on Form 10-K for information on the dispute with the host company). Distributions in the first quarter of 2000 from the other on-site cogeneration projects were primarily generated from the Elmsford facility which had lower maintenance costs and higher revenue in 2000 compared to the prior year.

Distributions from the Providence facility were slightly higher in 2000 compared to the prior year due to a slight decrease in engine maintenance costs. The decline in distributions from the Byron, San Joaquin and Ridgewood/AES on-site cogeneration projects was due to higher fuel costs in 2000.

The Trust recorded distributions of $187,000 and $71,000 in the first six months and second quarter of 2000, respectively, from its investment in Hawthorne engines which were acquired in the second half of 1999.

Income of $1,489,000 from the arbitration proceedings against EUA was recorded in the second quarter of 1999 when payment was received.

The management fee of $148,000 and $297,000 in the second quarter and first six months of 2000, respectively, was unchanged from the same periods in 1999. As discussed in Note 2 to the June 30, 2000 financial statements, the Trust recorded a $77,5000 writedown of its investment in the Massapequa on-site cogeneration project in the second quarter of 2000.

Liquidity and Capital Resources

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The trust borrowed $350,000 under this line of credit in the first quarter of 2000 and an additional $375,000 in the second quarter of 2000.

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

The Trust anticipates that its cash flow from operations during 2000 and the line of credit facility will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                                          Registrant
August 14, 2000                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)