Form 10-Q
period 2000-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2000-11-14
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III

            (Exact name of registrant as specified in its charter.)

          Delaware                                  22-3264565
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

               (201) 447-9000
               ----------------
Registrant's telephone number, including area code:

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

Item 1. Financial Statements












                       Ridgewood Electric Power Trust III

                              Financial Statements

                               September 30, 2000

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                  September 30,    December 31,
                                                      2000            1999
                                                   ------------    ------------
                                                    (unaudited)
Assets:
Investments in power generation projects .......   $ 23,788,582    $ 23,202,879
Cash and cash equivalents ......................           --           603,922
Due from affiliates ............................           --                80
Other assets ...................................        107,604           7,416
                                                   ------------    ------------

  Total assets .................................   $ 23,896,186    $ 23,814,297
                                                   ------------    ------------

Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ..........   $    265,856    $     51,676
Borrowings under line of credit facility .......        725,000            --
Due to affiliates ..............................        243,479          11,438
                                                   ------------    ------------

  Total liabilities ............................      1,234,335          63,114
                                                   ------------    ------------


Shareholders' equity:
Shareholders' equity (391.8444 shares issued and
      outstanding) .............................     22,766,267      23,844,706
Managing shareholder's accumulated deficit .....       (104,416)        (93,523)
                                                   ------------    ------------

  Total shareholders' equity ...................     22,661,851      23,751,183
                                                   ------------    ------------

  Total liabilities and shareholders' equity ...   $ 23,896,186    $ 23,814,297
                                                   ------------    ------------












                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                              Nine Months Ended        Three Months Ended
                             ----------------------   ------------------------
                                   September 30,           September 30,
                               2000          1999         2000         1999
                             ----------   ---------   -----------   ----------

Revenue:
 Income from power
  generation projects        $1,598,071   $1,501,445   $1,039,114   $  833,038
 Interest income .........       17,138       47,194         --         12,561
 Income from arbitration
  award, net .............         --      1,496,598         --          7,793
                             ----------   ----------   ----------   ----------
   Total revenue .........    1,615,209    3,045,237    1,039,114      853,392
                             ----------   ----------   ----------   ----------

Expenses:
 Writedown of investments
  in power generation
  projects ...............      322,500         --        245,000         --
 Management fee ..........      444,199      445,932      147,309      148,644
 Accounting and legal fees       96,937       31,147       22,914        9,174
 Miscellaneous ...........       59,790       62,045       34,682        9,138
                             ----------   ----------   ----------   ----------
   Total expenses ........      923,426      539,124      449,905      166,956
                             ----------   ----------   ----------   ----------

Net income (loss) ........   $  691,783   $2,506,113   $  589,209   $  686,436
                             ----------   ----------   ----------   ----------
















                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                              Managing
                            Shareholders    Shareholder        Total
                            ------------    ------------    -----------
Shareholders' equity,
 December 31, 1999 ......   $ 23,844,706    $    (93,523)   $ 23,751,183

Cash distributions ......     (1,763,304)        (17,811)     (1,781,115)

Net income for the period        684,865           6,918         691,783
                            ------------    ------------    ------------

Shareholders' equity,
 September 30, 2000 .....   $ 22,766,267    $   (104,416)   $ 22,661,851
                            ------------    ------------    ------------













                 See accompanying notes to financial statements.



                                                        .

 Ridgewood Electric Power Trust III
 Statement of Cash Flows (unaudited)
 -------------------------------------------------------------------------------

                                                    Nine Months Ended
                                                --------------------------
                                         September 30, 2000   September 30, 1999
                                                -----------    -----------
Cash flows from operating activities:
 Net income .................................   $   691,783    $ 2,506,113
                                                -----------    -----------
 Adjustment to reconcile net income
 to cash flows from operating activities:
 Additional  investments in power
  generation projects, net ..................      (908,203)    (2,953,878)
  Writedown on investments in power
   generation projects ......................       322,500           --
  Changes in assets and liabilities:
   Decrease in due from affiliates ..........            80          6,215
   (Increase) decrease in other assets ......      (100,188)        95,650
   Increase (decrease) in accounts
    payable and accrued expenses ...........       214,180       (145,207)
   Increase (decrease) in due to affiliates .       232,041         (9,956)
                                                -----------    -----------
  Total adjustments .........................      (239,590)    (3,007,176)
                                                -----------    -----------
  Net cash provided by operating activities .       452,193       (501,063)
                                                -----------    -----------

Cash flows from financing activities:
 Cash distributions to shareholders .........    (1,781,115)    (1,783,513)
 Borrowings under line of credit facility ...       725,000           --
 Payments on credit facility ................          --             --
                                                -----------    -----------
  Net cash used in financing activities .....    (1,056,115)    (1,783,513)
                                                -----------    -----------

Net decrease in cash and cash equivalents ...      (603,922)    (2,284,576)

Cash and cash equivalents, beginning of year        603,922      2,414,916
                                                -----------    -----------

Cash and cash equivalents, end of period ....   $      --      $   130,340
                                                -----------    -----------








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

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period

2.       Writedown of Investments in AES-NJ Projects

In the third quarter of 2000, the Trust determined that it would be unlikely to recover its investment in the Spa Great Gorge Project, one of the cogeneration projects owned by AES-NJ. The Spa Great Gorge Project was shut down earlier in 2000 due to the financial difficulties of the host company. As a result, the Trust recorded a writedown of $245,000 in the third quarter of 2000 to reduce the estimated fair value of the investment in the project to zero. As previously reported in the second quarter on Form 10-Q report, the Trust recorded a writedown of $77,500 for the Massapequa project to reduce the estimated fair value of the project to zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsDollar amounts in this discussion are rounded to the nearest $1,000.IntroductionThe Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Project to fund capital expenditures.

Results of Operations
As summarized below, total revenue decreased 47.0% to $1,615,000 in the first nine months of 2000 compared to $3,045,000 in the same period in 1999. Revenue increased to $1,039,000 in the third quarter of 1999 compared to $853,000 in the third quarter of 1999. Excluding the arbitration award income discussed below, revenues increased by 4.2% for the first nine months of 2000 compared to the prior year.

                                   Nine months ended        Three months ended
                                   -----------------        -------------------
                                     September 30,            September 30,
                                     -------------            -------------
Project                           2000         1999         2000          1999
                                  ----         ----         ----          ----
-------------
On-site Cogeneration:
Massachusetts ..............   $     --     $  371,000   $     --     $     --
Others .....................      251,000       46,000      136,000       45,000
                               ----------   ----------   ----------   ----------
    Subtotal ...............      251,000      417,000      136,000       45,000
Providence .................      486,000      354,000      246,000      133,000
Hawthorne ..................      275,000         --         88,000         --
Byron ......................      153,000      251,000      153,000      214,000
San Joaquin ................      416,000      422,000      416,000      419,000
Ridgewood/AES ..............       17,000       57,000         --         21,000
Arbitration award income ...         --      1,497,000         --          8,000
Interest income ............       17,000       47,000         --         13,000
                               ----------   ----------   ----------   ----------
Total ......................   $1,615,000   $3,045,000   $1,039,000   $  853,000
                               ----------   ----------   ----------   ----------

The Trust recorded revenues from the Massachusetts on-site cogeneration project of $371,000 in the first nine months of 1999. The Trust recorded no revenues from the project in 2000 because the facility is shutdown (see the 1999 Annual Report on Form 10-K for information on the dispute with the host company). Distributions in the first nine months of 2000 from the other on-site cogeneration projects were primarily generated from the Elmsford facility which had higher revenue in 2000 compared to the prior year.

Distributions from the Providence facility was higher in 2000 compared to the prior year due to a decrease in engine maintenance costs. The decline in distributions from the Byron plant was due to lower revenues in 2000.

The Trust recorded distributions of $275,000 and $88,000 in the first nine months and third quarter of 2000, respectively, from its investment in Hawthorne engines which were acquired in the second half of 1999, and began distributions in the fourth quarter of 1999.

Income of $1,497,000 from the arbitration proceedings against EUA was recorded in the second quarter of 1999 when payment was received.

The management fee of $147,000 and $444,000 in the third quarter and first nine months of 2000, respectively, was essentially unchanged from the same periods in 1999. As discussed in Note 2 to the September 30, 2000 financial statements, the Trust recorded writedowns of $323,000 for investments in the Massapequa and Spa Great Gorge on-site cogeneration projects for the nine months ended 2000.

Liquidity and Capital Resources

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust borrowed $350,000 under this line of credit in the first quarter of 2000 and an additional $375,000 in the second quarter of 2000. These borrowings were repaid in November 2000.

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

The Trust anticipates that its cash flow from operations and reserves, including cash held by unconsolidated subsidiaries, and the line of credit facility will be adequate to fund its obligations in 2000. However, the Trust may need to decrease distributions from the current level in the fourth quarter of 2000.

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

                           PART II - OTHER INFORMATION



Item 1.  Legal Preceedings

On September 8, 2000, two investors filed lawsuits in Maryland Circuit Court, Baltimore County, alleging that the Trust and the Managing Shareholder are responsible for alleged written misrepresentations made to the Trust and to other unaffiliated issuers by the investors' broker-dealer and registered representative. These claims are similar to those made by three other investors in 1999. The total amount invested in the Trust by these two additional plaintiffs is $40,000. The Trust and the Managing Shareholder have made a claim against their insurer for costs of defense and any liability associated with these two lawsuits, which is currently under consideration by the insurer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                      Registrant
November 13, 2000                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)