Form 10-K
period 2000-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2001-03-30
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2001 was $39,034,440.

Exhibit Index is located on page 40.

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

         Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) -- Trends in the Electric Utility and Independent Power Industries.

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

         The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on May 31, 1995, at which time it had raised approximately $39.2 million. Net of Offering fees, commissions and expenses, the Offering provided approximately $32.9 million of net funds available for investments in the development and acquisition of Projects and associated expenses. The Trust has 764 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in the Projects.

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

         The following summarizes some of these relationships.

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation - Placement Agent ("Ridgewood Securities");
o Ridgewood Power Management, LLC - Operates the Projects owned by the Trust and six other trusts ("RPM");
o  Ridgewood  Power  LLC -  Managing  Shareholder  of seven  trusts  ("Ridgewood
Power");
o Ridgewood Energy Holding  Corporation - Corporate  Trustee for all six trusts;
and
o Ridgewood Capital Management LLC - A marketing affiliate and manager of six venture capital funds ("Ridgewood Capital").

         Mr. Swanson has sole voting and investment power over the Swanson family trusts and is also the sole manager, chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder:

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood  Electric  Power Trust IV ("Power IV");
o Ridgewood Electric  Power  Trust V ("Power  V");
o The  Ridgewood  Power  Growth Fund (the "Growth Fund"); and
o Ridgewood/Egypt Fund ("Egypt Fund")

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

     The Trust has invested  its funds in seven  Projects or groups of Projects:
(i) a 5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project"); (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project"); (iii) a portfolio of what were 35 cogeneration facilities located in California, New York, Massachusetts, Connecticut and Rhode Island, purchased from Eastern Utilities Associates, Inc. (the "On-site Cogeneration Projects"); (iv) an additional cogeneration project located at an airline food preparation facility in Los Angeles, California (the "El Segundo Project"); (v) Ridgewood/AES Power Partners, L.P., a joint venture that operates 10 small cogeneration projects in New York and New Jersey; (vi) a
13.8 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project"); and (vii) a portfolio of five power modules (each having a diesel engine and electric generator mounted on a skid with necessary control and transformer equipment) which are being marketed and operated by Hawthorne Power Systems, Inc., San Diego, California (the "Mobile Power Units").

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

(2)  The Trust's Investments.

(i)  San Joaquin Project and Byron Project.

         On January 17, 1995, the Trust and RW Central Valley, Inc., a newly formed California corporation, which is wholly owned by the Trust ("Central Valley"), acquired 100% of the existing partnership interests of JRW Associates, L.P. ("JRW"), a California limited partnership which owns and operates an approximately 8.53 megawatt electric cogeneration facility located in the City of Atwater, Merced County, California (the "San Joaquin Project"). At the closing, the JRW partnership agreement was amended and restated so that Central Valley became the sole general partner of JRW with a 1% general partnership interest and the Trust became the sole limited partner of JRW with a 99% limited partnership interest. The aggregate cash purchase price paid by Central Valley and the Trust for 100% of the JRW partnership interests was $5,300,000.

         The San Joaquin Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the San Joaquin Project is used to provide steam to an adjacent food processing company under long term contracts that also terminate in 2020.

         Also in January 1995, the Trust formed Byron Power Partners, L.P., a California limited partnership (the "Partnership") in which RW Byron, Inc., a California corporation which is wholly owned by the Trust, owns a 1% general partner interest and the Trust owns a 99% limited partnership interest. On January 17, 1995, the Partnership acquired through a merger all of the assets and business of Altamont Cogeneration Corporation, including an approximately 5.7-megawatt electric cogeneration facility located near the city of Byron, Alameda County, California (the "Byron Project"). The total investment made by the Trust was $3,138,000.

         The Byron Project, like the San Joaquin Project, is fueled by natural gas and sells its electricity output to PG&E under a Power Contract substantially identical to that of the San Joaquin Project (collectively the "Power Contracts"). The Power Contract for the Byron Project also expires in 2020. The Byron Project's heat output is used to evaporate brine from oil and gas wells, with payments by the Byron Project for the site lease offsetting the thermal host's payments for heat.

         Both the San Joaquin and Byron Projects are Qualifying Facilities pursuant to the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. PURPA, among other things, requires utilities to purchase electric power from Qualifying Facilities, including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by Qualifying Facilities is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term power contracts with rates set by contract formula approved by state regulatory commissions. The San Joaquin and Byron Projects entered into such contracts with PG&E. The capacity and energy price paid by PG&E pursuant to the Power Contracts were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a gas index; the so called "Short Run Avoided Cost Methodology" or SRAC. Historically, the contract formula rates in most Power Contracts have been significantly higher than the rates the utility could obtain in a competitive market. In some areas of the country this still may be true. However, beginning during the summer of 2000 in California, where the Byron and San Joaquin Projects are located, due to the electric energy crisis, competitive market rates were significantly higher than the formula rates contained in many Qualifying Facilities Power Contracts.

         The deregulation legislation in California passed in 1996 allowed Qualifying Facilities to exercise a one-time option to elect to thereafter receive energy payments based on the energy clearing price on the California Power Exchange ("CalPx"), a short term day-ahead and day-off energy spot market, which was created by the deregulation legislation. On September 1, 2000, both the San Joaquin and Byron Projects exercised such option and switched from SRAC payment methodology to the CalPx energy clearing price. Thus, the energy payment earned by the Projects subsequent to the election was significantly higher than the energy payment incorporated in the SRAC formula. However, subsequent events in California, including certain orders issued by the Federal Energy Regulatory Commission ("FERC") have caused the CalPx to suspend trading as of January 31, 2001 such that no CalPx "energy clearing price" currently exists. Therefore, even though the San Joaquin and Byron Projects are currently off-line (see below), the energy price that PG&E would pay the Projects if currently operating is unclear. See Item 1(c)4 for further discussion regarding current issues raised by California's electricity crises.

         Currently, and as a result of the deregulation of the California energy market, PG&E has allegedly suffered billions of dollars in losses during the latter part of 2000 and to date in 2001 and is teetering on the brink of bankruptcy. This has resulted in part because PG&E, like the other two investor-owned electric utilities ("IOUs") in California, was required by the 1996 deregulation law to sell 50% of its fossil-fuel electric generation resources located in California to unaffiliated third parties, although PG&E sold more than such 50% amount. In addition, the law required that PG&E sell all the electricity produced by its remaining electric generation resources to, and purchase all of its electric energy needs from, the CalPX. During the early years of deregulation, this framework worked well and was profitable for PG&E because the wholesale price of electricity purchased from the CalPx was substantially lower than the "frozen" retail price of electricity that PG&E charged its end-use customers. The difference between the two prices was used by PG&E to recoup stranded investments and pay dividends to its parent, PG&E Corporation, which dividends were then invested in unregulated subsidiaries and used for other corporate purposes. However, beginning in the summer of 2000, due to explosive growth of power consumption in California, the lack of new electric generation, water and fuel shortages, and other reasons, the situation changed dramatically and the CalPx price for electricity was substantially higher than the retail price that PG&E was permitted by law to charge. Therefore, the difference between what PG&E paid for electricity and what it could resell such electricity for resulted in huge losses. See, Section 4 - Trends in the Electric Utility and Independent Power Industries.

         PG&E has been unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Accordingly, the San Joaquin and Byron Projects were unable to pay their natural gas supplier for the gas delivered for those months. In late January, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. The Projects were unable to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001. A number of other small cogeneration projects selling electrical energy and capacity to California utilities have similar problems and have shut down or expect to shut down their facilities shortly.

         On February 1, 2000, PG&E made a partial payment equal to 15% of the amount due for December 2000. On March 5, 2001, PG&E made another partial payment equal to 15% of the amount due for January 2001. Those amounts are insufficient to cover the amount owed to the natural gas supplier. On Tuesday, February 6, 2001, the Trust shut down the San Joaquin and Byron Projects because the supplier of natural gas to the Projects terminated deliveries of natural gas as of that date. The shut down will be for an indefinite period of time.

         In addition to its failure to pay the full amount due for December and January deliveries, PG&E has indicated in letters to the Projects, as well as documents filed with the Securities and Exchange Commission, that it is unable or unwilling to make full future payments to Qualifying Facilities, such as the San Joaquin and Byron Projects. The Trust believes that PG&E's ability to pay for the electrical energy and capacity it received or will receive in the future, depends upon, among other things, positive action by the California governor and legislature to fund approximately $12 billion of losses allegedly suffered by California utilities during the last eight months. The Trust expects that any such political solution may be accompanied by executive, legislative or regulatory attempts to reduce unilaterally the amounts owed by PG&E to Qualifying Facilities. In an effort to resolve the California crises, there have been numerous proposals by the CPUC, as well as the legislature, to adjust downward the prices paid by California utilities to Qualifying Facilities. The Trust expects that any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and that a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and significantly below the avoided cost of the energy to PG&E.

         Finally, PG&E has attempted to justify its non-payment by invoking the "force majeure" provisions of the Power Contracts. In essence, PG&E argues that it is excused from its payment obligations because its failure to pay is the result of the California Public Utilities Commission actions in failing to increase its rates to retail customers and is beyond its control. The Trust disagrees and believes that PG&E has breached the Power Contracts. The San Joaquin and Byron Projects, along with the Monterey Project owned by Power II, filed a lawsuit on February 6, 2001 against PG&E to that effect and are seeking damages equal to lost net revenues for the remaining term of the Power Contracts. By this lawsuit the Trust seeks to have the Power Contracts with PG&E declared null and void so that both the San Joaquin and Byron Projects will be able to sell its electric power on the open market to third party purchasers who will be able to pay currently for such electric power. The Trust expects that it will be able to purchase natural gas if it is free from the PG&E contract and able to sell to credit worthy purchasers. The Trust is seeking an accelerated determination by the California court. The Trust is hopeful that an accelerated determination by the court is a possibility considering the power emergency in California, which may get worse as warm weather approaches and power demand increases dramatically. Also, in an attempt to get the Projects back on-line quickly, on March 8, 2001, the Managing Shareholder, on behalf of the Trust and Power II, filed with FERC a "Request For Emergency Relief and Extension Of waiver OF Qualifying Facility Regulations" in which the Managing Shareholder likewise seeks an order for FERC permitting Qualifying Facilities to sell to third parties.

         See Item 1(a)(3) - Project Operations, Item 1(c)(4) - Trends in the Electric and Independent Power Industries, and Item 3 - Legal Proceedings below for additional information concerning the potential effect of California's electric energy crises and the litigation proceedings against PG&E.

(ii)  On-site Cogeneration Projects

         In September 1995, the Trust purchased the ownership interests in the On-Site Cogeneration Projects, a portfolio of 35 cogeneration Projects owned by affiliates of Eastern Utilities Associates, Inc. ("EUA"), for an aggregate purchase price of approximately $11.3 million. The Trust has invested an additional $1.4 million for capital improvements in the Projects and has expended additional amounts on remediation. The On-site Cogeneration Projects use natural gas fired turbines or reciprocating engines to provide electrical energy and/or heat for industrial uses or air conditioning purposes under contracts with a variety of industrial customers. The On-site Cogeneration Projects were located on 35 sites in California (18 sites), Connecticut (six sites), Massachusetts (two sites), New York (eight sites) and Rhode Island (one site). The purchase agreement provided that the acquisition would take place as of September 30, 1995, and accordingly the Trust assumed the benefits and risks of the On-site Cogeneration Projects accruing after that date.

         Returns from the On-site Cogeneration Projects have deteriorated since their purchase and beginning in the third quarter of 1997 the Trust has closed the majority of the Projects due to unprofitability or because of contract expirations. Because of closures and contract expirations, the Trust has written down the value of its investment from $3.7 million to $1.1 million.

         The Massachusetts Projects include the Globe Project, a 3.5 Megawatt turbine with backup diesel engines, located at a Fall River, Massachusetts facility owned by Globe Manufacturing Corp. ("Globe"). In October 1999, Globe claimed that the Globe Project was unreliable and cancelled the Power Contract. As a result, the Globe Project ceased operation on October 8, 1999. The Trust believes that Globe's claims are exaggerated and that any service interruptions were caused by Globe's own actions. The Trust brought suit in Federal District Court in Massachusetts against the Globe in October 1999, as described at Item 3, Legal Proceedings, for a $4 million termination payment. Discovery and certain other pre-trial matters took place during 2000. On January 13, 2001, Globe filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama, where Globe is headquartered. As a result of such filing, the Trust's litigation in Massachusetts was closed by the District Court in Massachusetts without prejudice to restore it pending the termination and outcome of the bankruptcy proceeding. According to documents filed with the Bankruptcy Court, Globe has entered into an Asset Purchase Agreement to sell substantially all of its assets, including the Fall River facility. The Asset Purchase Agreement and the terms of the sale must be approved by the Bankruptcy Court. Such approval has not yet occurred, but it is likely that no other offers will be forthcoming and the sale will be approved. The Power Contract that the Trust has with Globe has been rejected by Globe in the Bankruptcy Court proceedings. Effectively the Power Contract has been terminated and the Trust has "rejection" damages claims against Globe, but given Globe's financial condition it is not likely that significant amounts of money will be available to pay such rejection damages. The Trust has made contact with the proposed purchaser of the Globe assets and is hopeful that a new contractual arrangement can be negotiated such that the Trust can sell power to either the new purchaser, pursuant to the same or renegotiated Power Contract, or to the wholesale market. There is a possibility that the new purchaser will close and/or sell the Fall River facility. In such event, the Globe Project's equipment may have to be removed from the Fall River site at significant cost.

         The Coca-Cola Project is located at a bottling plant of Coca-Cola Bottling Company of New York at Elmsford, New York and has a rated capacity of
1.3 Megawatts with a .6 Megawatt standby diesel generator set. The Project is profitable but is not meeting projections because the bottling plant's demand for heat has decreased and because of design defects in the Project which make it incapable of avoiding a large portion of the bottling plant's charges from the local utility. The Coca-Cola project was off-line for a substantial portion of 2000 due to the extremely high costs of natural gas, the fuel used by the Project, although steam sales continue. The Trust anticipates, however, that natural gas prices will stabilize and/or decrease such that the Coca-Cola Project will resume production during the summer months of 2001.

         The Rhode Island Project was located at a textile manufacturer in Centerdale, Rhode Island and had a rated capacity of 4.2 Megawatts from three natural-gas fired engines. The Trust sold the Project in December 1997 for $900,000 and the Trust recorded a loss of $2,752,000 in that year.

         The remaining 31 On-site Cogeneration Projects, all of which are or were natural-gas-fueled, were located in California and New York and had an aggregate rated capacity of 5.5 Megawatts. In 1997 the Trust discontinued operation of and wrote off 15 Projects (4 Projects had been discontinued and written off in 1996) with a rated capacity of 2.1 Megawatts in this group, for a total of $4.8 million. After further review in 1998, the Trust wrote down the value of the remaining 12 Projects by an additional $4.1 million. The Trust received an arbitration award of $2.6 million against EUA for misrepresentations made by EUA as to the condition of certain of the On-Site Cogeneration Projects and other misrepresentations. Like the Coca-Cola Project, many of the remaining On-Site Cogeneration Projects that have not been discontinued have been idle for much of 2000 due to the high costs of natural gas. However, many of these Projects are still producing steam for sales to thermal hosts.

         Management responsibility for the On-site Cogeneration Projects was substantially transferred to the Managing Shareholder and Ridgewood Power Management Company at the end of 1995. In April 1999, Ridgewood Power Management Company was merged into a newly-formed limited liability company, Ridgewood Power Management LLC ("RPM"). See Item 10 -- Directors and Executive Officers of the Registrant.

 (iii) Ridgewood/AES Power Partners, LLC.

     Instead of operating eight of the smallest On-Site Cogeneration Projects located in New York and Connecticut itself or through RPM, the Trust engaged AES-NJ Cogen, Inc., a small operator of cogeneration plants in that area ("AES") that is not affiliated with the Trust to operate them under contract. In September 1997 the Trust and AES created a joint venture, Ridgewood/AES Power Partners, L.P. ("Ridgewood AES") to develop additional small cogeneration projects in the New York metropolitan area. The Trust supplies capital and AES supplies development services. At December 31, 2000 Ridgewood AES owned five cogeneration projects at hotels and hospitals in New York and New Jersey. At December 31, 2000 the Trust's total investment was $561,000.

         In January 1999 the Trust transferred five small cogeneration projects with a total electric capacity of .4 Megawatts to Ridgewood AES. In connection with that contribution, AES agreed to a reduction of its operating and maintenance fee to 1.1 cents per kilowatt-hour. During 2000, the Massapequa and Great Gorge cogeneration projects were shutdown due to the bankruptcy and/or financial difficulties of the host facility. The trust recorded a loss of $322,500 in 2000 to reduce the book value of the project to zero.

(v)  Ridgewood El Segundo, LLC

     In April 1998, the Trust purchased an additional cogeneration project located at a food preparation facility for the Los Angeles International Airport from a private developer. The project is located within one mile of an On-Site Cogeneration Project also owned by the Trust at the Airport. The total investment was $763,000 at December 31, 1999. During much of 2000, the project was idle due to the high costs of natural gas. In the fourth quarter of 2000, the Trust determined that it would be unlikely to recover its investment in the project and recorded a writedown to reduce the book value of the investment to zero.

(vi)  Providence Project

         The Trust and Power IV acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. The Trust invested $7.1 million in the Project and Power IV supplied the remainder of the $20 million investment in the Project. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Project was encumbered by $5.4 million of debt maturing in installments through 2004. As of December 31, 2000, the total investment was $7,494,000.

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

         In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity to 13.8 megawatts, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract.

(vii) Mobile Power Units

         In August 1999 the Trust purchased five Caterpillar unified power modules (the "Mobile Power Units") for $1,696,000. The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power III, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the rentals. For 2000 and 1999, the Trust earned $317,000 and $89,000, respectively, of net revenue from the Units.

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

         The Units are managed by Hawthorne and rented at fixed rates. Their major costs are capital recovery and maintenance; operating costs are borne by the customer. Electricity generated from the Mobile Power Units is generally used by the renter on-site. If there were a shortage of electric generation capacity, the Units could be rented as additional peak generation capacity by a utility or electricity seller, subject to local environmental limitations. The Mobile Power Units are rented at fixed prices per month and are operated by the renter. Rental periods typically range from one to six weeks.

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

         The Managing Shareholder accordingly has organized RPM to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of all of its Projects, other than 8 small cogeneration Projects located in New York, New Jersey and Connecticut that are operated by Ridgewood AES, to RPM. See Item 10 -- Directors and Executive Officers of the Registrant and Item 13 -- Certain Relationships and Related Transactions for further information regarding the Operation Agreement with RPM and for the cost reimbursements received by RPM.

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

         Customers of Projects that accounted for more than 10% of annual distributions from operating sources to the Trust in each of the last three fiscal years are:


                                           Calendar year
                                   2000           1999          1998
Pacific Gas & Electric Co.
 (San Joaquin & Byron Projects)     43%           47%           56%
New England Electric System
 (Providence Project)               27%           29%           20%
Globe Manufacturing Co.
 (Massachusetts Projects)            -             8%           12%

         Each Project sells all of its output to a single customer and termination of those contracts would end all revenue from a Project, unless the engines and other equipment could be economically moved to, and installed on, a new host's site. The Providence Project burns methane gas generated by the decomposition of garbage, which causes that Project to be a "small power production facility" under PURPA. This allows it to be a Qualifying Facility without the need to sell thermal energy or to meet efficiency standards.

         Generally, working capital requirements are not a significant item in the independent power industry.

         Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. Such fluctuations directly affect the profitability of Projects that use these fuels.

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

         Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for, and other costs of, environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Trust believes that those costs as imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and that it accordingly has adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6) -- Business -- Narrative Description of Business -- Regulatory Matters.

     (4)  Trends in the Electric Utility and Independent Power Industries

         In September 1996, California enacted Assembly Bill 1890 ("AB 1890"), which totally restructured California's existing monopolistic electric utility industry into a market-based competitive industry. Among other things, AB 1890 required that California's investor-owned utilities ("IOUs") sell 50% of their fossil-fueled electric generation assets to unaffiliated thirds parties. The money received for these assets was used, among other purposes, to reduce stranded investments. The IOUs, however, were permitted to retain certain generation assets, including generation from Qualifying Facilities, certain hydroelectric generation facilities, fossil-fueled generation not sold, and nuclear generation facilities ("IOU Retained Generation"). In addition, AB 1890 created the CalPx, a day-ahead and day-of energy spot market, and required that the IOUs sell all of the electric generation from their IOU Retained Generation to, and purchase all of their electric supply needs from, the CalPx. In addition, the rates that the IOUs were permitted to charge their retail end-use customers were frozen at certain levels until the end of the transition period, which for PG&E was expected to be in approximately 2003.

         From the passage of AB 1890 until approximately the summer of 2000, the framework instituted by AB 1890 worked well in that the wholesale price for electricity purchased from the CalPx by PG&E and the other IOUs was significantly lower than the frozen retail rates that PG&E was permitted to charge to retail customers. The resulting "profit" made by PG&E was used, among other things, to recoup PG&E's stranded investments and to pay dividends to PG&E's corporate parent, PG&E Corporation ("PG&E Corp."). PG&E Corp. then used such funds to invest in unregulated assets as well as for other general corporate purposes. However, during the summer of 2000 the situation changed dramatically. The CalPx wholesale price of electricity increased significantly due in large part to California's explosive growth in power consumption, environmental regulation, natural gas shortages, the failure of the state to add any significant electric generation facilities for over a decade, and the lack of available electric energy from other areas of the West. PG&E was now purchasing its electric generation needs at wholesale prices significantly above the frozen retail rates it was permitted by AB 1890 to charge to retail customers. As a result, PG&E has incurred substantial losses and, as described above, has suspended payments to Qualifying Facilities, as well as to the CalPx and other creditors. Unless some resolution is worked out, PG&E may ultimately declare bankruptcy. In such event, the Power Contract with PG&E would be subject to modification or rejection and given the situation in California there can be no assurance that PG&E will not declare bankruptcy.

         There have been numerous proposals and actions taken by a variety of parties in California in an attempt to find a reasonable and workable solution to the electric crises. For example, FERC removed the requirement that the IOUs purchase all of their electricity needs from the CalPx. In addition, a wholesale rate soft cap or "breakpoint" of $150 Mwh has been imposed by FERC, however, most believe it is a short-term measure as such cap may provide a disincentive to the construction of new power plants and transmission facilities. Although the market cap is a short-term solution, there is a reasonable probability that such wholesale rate caps may be continued for an indefinite period of time. The CalPx was unable to institute and operate under the $150 Mwh breakpoint and, as a result of this and certain other FERC orders, suspended trading as of January 31, 2001.

         The IOUs in California have also sought to remedy the problems by seeking regulatory and legal relief from the losses they have incurred. PG&E and Southern California Edison Company ("SCE") each petitioned the CPUC seeking relief from the rate retail rate freeze and an increase of approximately 30% in retail rates. The CPUC approved only a 10% increase, significantly less than requested and far below what was necessary for PG&E and SCE to remain solvent. PG&E and SCE have also instituted separate court actions seeking to have the court rule that the high wholesale power costs they have incurred in obtaining power for their retail load must by law be allowed to be passed through to retail rate payers.

         In addition, the CPUC gave IOUs permission to enter into long-term bilateral power contracts with independent energy producers ("IPPs"). However, due to PG&E's failure to make payments to the CalPx for past energy deliveries, which in turn meant that the CalPx could not pay such IPPs, many large IPPs were reluctant to make further energy deliveries to the CalPx or directly to PG&E without being paid for past deliveries and receiving assurances of future payments. PG&E could do neither and during the later part of 2000 and early 2001, such IPPs were ordered either by the Secretary of the United States Department of Energy or by the federal courts to continuing selling power. These orders essentially required the IPPs to sell to the CalPx, prior to its suspension of trading, the California Independent System Operator, which is still operating, but primarily to the California Department of Water Resources ("DWR"), a state agency that has been purchasing power at wholesale from IPPs (but not from Qualifying Facilities) and reselling it to the IOUs at prices that approximate the IOUs retail rate authorization, which is significantly lower that the wholesale price. As a result, the California DWR is losing substantial sums of money such that approximately every month the California legislature has to appropriate more funds for the DWR to continue purchasing. None of those orders forcing electric sales, however, applied to Qualifying Facilities.

         Finally, the California legislature has been considering certain proposals to substitute an arbitrarily derived price for the energy price to be paid to Qualifying Facilities. Any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and below the avoided cost of the energy to the IOUs. Because federal law requires that Qualifying Facilities be paid at least the avoided cost to IOUs of obtaining the same amount of energy from a marginal supplier, if the energy price set by California is less than that avoided cost, Qualifying Facilities will have the right to sue for the correct avoided cost price in federal court or before the FERC. Such proceedings could also be protracted and expensive unless the FERC acts on its own or other generators bring a proceeding before the Commission or a court.

         Prior to the summer of 2000, many IOUs were attempting to purchase and terminate the Power Contracts of Qualifying Facilities because, historically, the electric rates paid to Qualifying Facilities have been significant higher than wholesale power rates. Currently, however, the rates paid to Qualifying Facilities by California IOUs are lower than current wholesale power rates and, if the legislation proposed to substitute a legislatively derived energy price is enacted and survives legal challenges, Qualifying Facilities will be an attractive generating asset for California's IOUs.

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

(5)  Competition

         The San Joaquin, Byron and Providence Projects, as described above, are not currently subject to competition because those Projects have entered into long-term agreements to sell their output at specified prices. However, the San Joaquin and Byron Projects could be subject to future competition to market its electricity output if its Power Contracts expire or are terminated because of a default or failure to pay by the purchasing utility or other purchaser; due to bankruptcy or insolvency of the purchaser; because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; or other reasons. The San Joaquin and Byron Projects would then face competition to market its capacity and energy output. However, the Trust believes that in the near term, until additional generation resources are completed and brought on-line, it could sell its output in California profitably, although for a variety of factors, including the volatility of natural gas prices, unexpected legislation and litigation, there is no guarantee that it may be able to do so.

         There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating Projects. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of Projects. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

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

         The Units compete against numerous other fleets of mobile power generation equipment on a regional and international level. To some extent local or governmental electricity utilities also compete to provide short-term electricity in less-remote areas. Hawthorne owns many units in its rental fleet but has agreed to market the Trust's Units on a basis at least as favorable at it does for its own equipment. Demand for the Units is heavily dependent on the level of construction and civil engineering work in the Southern California area and on the availability of equipment from vendors, other area rental fleets and, to a limited extent, from outside-of-area fleets. Demand can be very volatile. Further, after one year, Hawthorne can cancel the marketing agreement on 5 days' notice.

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

         The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that each of its Projects is a Qualifying Facility. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

         (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the 1992 Energy Act may result in increased competition in the sale of electricity.

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

         (F) Mobile Power Units. The Units, as temporary on-site units operated by the electricity consumer, are not subject to economic regulation in California or most other jurisdictions. If a Unit were rented by a regulated utility, that utility might be subject to economic regulation but the rental fee for the Unit would probably not be directly regulated. There might be an indirect regulatory effect to the extent that the utility was regulated as to the rental price it would be authorized to pay. Under current conditions in California, this is unlikely.

(ii)  Environmental Regulation.

         The construction and operation of Independent Power Projects are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require modifications to existing Projects.

         Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities, which require Title V compliance, are or will be in compliance with such requirements.

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

         The Managing Shareholder expects that environmental and land use regulations may become more stringent. The Trust and the Managing Shareholder have developed a certain expertise and experience in obtaining necessary licenses, permits and approvals, but will nonetheless rely upon qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

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

         On February 14, 1994, the Trust notified the Securities and Exchange Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On April 16, 1994, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The board of the Trust is comprised of the Managing Shareholder and three individuals, Ralph O. Hellmold, Jonathan C. Kaledin and Joseph Ferrante, Jr., who also serve as independent trustees of the Trust and who serve as independent trustees of Ridgewood Electric Power II, and are independent panel members of Ridgewood Electric Power Trust V, each of which is a similar investment program organized by the Managing Shareholder,, but who are not otherwise affiliated with the Trust, the Managing Shareholder or any of their affiliates. See Item 10 -- Directors and Executive Officers of the Registrant.

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

(e)  Employees.

         The Projects are operated by RPM and accordingly the Trust has no employees. The persons described below at Item 10. Directors and executive officers of the Managing Shareholder and RPM serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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

                                                    Approximate
                                            Approx-    Square         Descrip-
                       Ownership  Ground     imate    Footage of        tion
                       Interests  Lease     Acreage    Project (Actual   of
Project      Location   in Land  Expiration  of Land  or Projected)    Project

Byron         Byron,      Leased    2021         2      28,000      Gas-fired
            California                                            cogeneration
                                                                      facility
San Joaquin  Atwater,     Leased    2021         1      25,000       Gas-fired
            California                                            cogeneration
                                                                      facility
On-Site      9 sites     Leased   various       n/a       n/a     Inside-the-
 Cogen-        in CA,       or                                          fence,
 eration      MA and     licensed                                   gas-fired
                 NY                                                 or diesel-
                                                                       fueled
                                                                  cogeneration
                                                                   engines and
                                                                    generators
Providence   Providence,  Leased    2020         4      10,000       Landfill
             Rhode Island                                            gas-fired
                                                                    generation
                                                                      facility
Ridgewood   11 sites in  Licensed  various     n/a       n/a      Inside-the-
 AES          NY and NJ                                             fence, gas-
                                                                   fired
                                                                 cogeneration
                                                                  engines and
                                                                  generators
Ridgewood    Los Angeles, Licensed              n/a        n/a   Inside-the-
 El Segundo   CA                                                  fence, gas-
                                                                  fired
                                                                  cogeneration
                                                                  facility

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

         In January 2000 and August 2000, the United States Environmental Protection Agency ("EPA") issued "Administrative Orders" to the Providence Project, the Rhode Island Resource Recovery Corporation ("RIRRC"), the owner and operator of the Johnston, Rhode Island landfill, and Central Gas Corporation, Central Gas LTD Partnership, LKD Central Limited Partnership and LKD Energy Corporation (collectively "GASCO"), the owner and operator of a gas collection system at the landfill which provides gas to the Providence Project. With respect to the Providence Project, the EPA believed it to be in violation of certain provisions of the Clean Air Act and certain federal regulations in connection with the Providence Project's operations at the Johnston, Rhode Island landfill. Although Ridgewood denies EPA's claims, EPA and Ridgewood have agreed to settle EPA's claims against Ridgewood through the mechanism of a Consent Agreement and Order that will fully resolve EPA's claims against the Providence Project in consideration of payment of an administrative penalty of approximately $25,000.

         In addition to the foregoing, the RIRRC and GASCO entities are being pursued by EPA for alleged violations of federal statutes and regulations concerning their operations. RIRRC and GASCO may or may not settle those claims with EPA. If GASCO or RIRRC do not settle EPA's claims, there is a potential that GASCO or RIRRC could assert claims against the Providence Project based on contractual agreements between Ridgewood, GASCO and RIRRC. The nature of such claims and any evaluation of the range of any potential exposure from them is premature at this time.

         On October 8, 1999, the Trust, through a subsidiary, filed a lawsuit against Globe Manufacturing Company in the United States District Court for the District of Massachusetts, claiming that Globe had unjustifiably cancelled the energy services agreement by which the Trust's subsidiary ran a 3.5 Megawatt, inside-the-fence, cogeneration project at Globe's manufacturing plant. The case is in discovery. The Trust is claiming damages in excess of $4 million. The case has been closed without prejudice pending the termination of the Globe Bankruptcy proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 2000.

PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Trust sold 391.8444 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares which closed on May 31, 1995. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

         Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when persons in a control relationship with the Trust hold the Investor Shares. Investors wishing to transfer Shares should also consider the applicability of state securities laws. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

            The Managing Shareholder is considering the possibility of a combination of the Trust and Power I, II, IV and V, the Growth Fund, and Egypt Fund into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

         As of the date of this Form 10-K, there are 779 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in the years 2000 and 1999:

                             Year ended                Year ended
                         December 31, 2000      December 31, 2000
Total distributions
 to Investors             $  1,763,304              $  2,353,447
Distributions per
 Investor Share                  4,500                     6,006
Distributions to
 Managing Shareholder           17,811                    23,772

         The Trust's ability to make future distributions to the Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Selected Financial Data
As of December 31,        2000      1999        1998        1997        1996
Total Fund Information:
Net revenue from
operating projects   $2,064,449  $1,542,695  $2,727,968  $4,075,390  $1,525,613
Net income (loss)    (2,274,063)  2,345,368    (798,415) (1,355,866)  2,541,686
                         (A)          (B)       (C),(D)     (E)
Net assets (shareholders'
 equity)             19,696,005  23,751,183  23,783,034   26,957,314 31,388,939
Investments in project
 development and power
 generation limited
 partnerships        20,091,438  23,202,879  21,714,050  24,613,978  28,050,750
Total assets         20,520,277  23,814,297  24,257,396  27,336,224  31,430,075
Per Investor Share:
  Revenues              $ 5,336     $ 8,130    $10,404      $10,788      $9,630
                         (A)          (B)        (D)
  Expenses               11,140       2,145     12,442       14,249       3,143
                         (A)                     (C)           (E)
  Net income (loss)       5,803       5,985     (2,038)      (3,460)      6,486
  Net asset value        50,265      60,614     60,695       68,796      80,106
Distributions to
 Investors                4,500       6,006      6,003        7,771       9,429

(A) After writedowns of investments in 2000 of $3,426,722 ($8,745 per Investor Share).
(B) Includes $1,581,308 of income from arbitration award ($4,036 per Investor Share)
(C) After writedowns of investments in 1998 of $4,055,214 ($10,349 per Investor Share).
(D) Includes $1,265,122 ($3,229 per Investor Share) of income from arbitration award.
(E) After writedowns of investments in 1997 of $4,743,631 ($12,106 per Investor Share).

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

Results of Operations

The year ended December 31, 2000 compared to the year ended December 31, 1999.

The Trust reported a net loss of $2,274,000 in 2000 compared to net income of $2,345,000 in 1999. The 2000 net loss included $3,427,000 of charges related to writedowns of investments and the 1999 net income included $1,581,000 of income resulting from an arbitration proceeding against EUA, as described at Item 3 - Legal Proceedings. Excluding the writedowns and arbitration income, the Trust's net income would have increased from $764,000 in 1999 to $1,153,000 in 2000. This improvement was primarily due to higher income from power generation projects.

Project                                        2000           1999
----------------------------------------     ----------     ----------
On-site Cogeneration:
   Massachusetts .....................      $       --   $    124,000
   Elmsford ..........................         206,000         85,000
   Others ............................          45,000             --
                                             ----------     ----------
   Subtotal ..........................         251,000        209,000
Mobile Power III .......................       317,000         89,000
Ridgewood AES ..........................            --         70,000
San Joaquin ............................       682,000        464,000
Providence .............................       554,000        445,000
Byron ..................................       260,000        266,000
                                             ----------     ----------
   Total ...........................        $2,064,000     $1,543,000
                                             ----------     ----------

The $218,000 (47.0%) increase in income from the San Joaquin Project was attributable to an increase in revenue due to the Project's election to switch the pricing of its electricity sales from a cost based price to a market based price in the third quarter of 2000.

The $109,000 (24.5%) increase in income from the Providence Project reflects reduced costs of engine maintenance resulting from revisions to the plant's maintenance program.

The income from the two mobile power modules acquired in August 1999 increased from $89,000 in 1999 to $317,000 in 2000.

In 1999, the Trust recorded $124,000 of income from the Massachusetts' Globe plant which was temporarily shut down in the third quarter of 1999 for maintenance and then at the customer's request. No income has been recorded by the Trust related to that plant since it was shutdown. In October 1999, the customer requested that the project be permanently shut down, as described at
Item 3 - "Legal Proceedings." The Trust is challenging that request in court.

Income from the Elmsford plant increased from $85,000 in 1999 to $206,000 in 2000 due to increased revenues. Income from the AES projects decreased from $70,000 in 1999 to zero in 2000 due to higher fuel prices.

Excluding the writedown of investments, total expenses increased by $97,000 to $938,000 in 2000 from $841,000 in 1999. The increase was primarily due to an increase in legal expenses related to the disputes with PG&E as well as an unsolicited tender offer for investor shares. See Item 3 - "Legal Proceedings. All other 2000 Trust expenses were comparable to 1999.

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

   As summarized below, income from power generation projects decreased 43.4% to $1,543,000 in 2000 compared to $2,728,000 in 1999:

Project                                         1999        1998
----------------------------------------     ----------     ----------
On-site Cogeneration:
   Massachusetts .....................       $ 124,000     $ 324,000
   Elmsford ..........................          85,000       243,000
   Others ............................              --        65,000
                                             ----------    ----------
   Subtotal ..........................         209,000       632,000
Mobile Power III .......................        89,000            --
Ridgewood AES ..........................        70,000        34,000
San Joaquin ............................       464,000     1,051,000
Providence .............................       445,000       547,000
Byron ..................................       266,000       464,000
                                             ----------    ----------
 Total ...............................      $1,543,000    $2,728,000
                                             ----------    ----------

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

Liquidity and Capital Resources

For 1999, net cash provided by operating activities was $566,000, which included deductions of $1,577,000 for additional net investments in projects. For 2000, net cash provided by operating activities was $1,598,000, which included deductions of $315,000 for additional net investments in projects. The additional net investments in 1999 relates to the Trust's purchase of five Caterpillar power modules for $1,696,000. The additional net investment in 2000 relates to increased working capital requirements at the San Joaquin and Byron Projects due to higher fuel prices.

Cash distributions to shareholders were $2,377,000 in 1999 and $1,781,000 in 2000. The decrease was primarily a result of the cessation of distributions in the fourth quarter of 2000.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. The credit line was extended until March 2001. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1999. In the second quarter of 2000, the Trust borrowed $725,000 under the line of credit which it repaid in the fourth quarter.

Obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Trust anticipates that during 2001 its cash flow from operations will meet its obligations.

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

                        December 31, 2000
                       Expected Maturity Date
                            2001
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 421,000
Average interest rate                              5.6%

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

     Report of Independent Accountants                       F-2
     Balance Sheet at December 31, 2000 and 1999             F-3
     Statement of Operations for Three Years
      ended December 31, 2000                                F-4
     Statement of Changes in Shareholders'
      Equity for Three Years ended December 31,
      2000                                                   F-5
     Statement of Cash Flows for Three Years
      ended December 31, 2000                                F-6
     Notes to Financial Statements                   F-7 to F-12

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

         The Managing Shareholder has also organized Power I, Power II, Power IV, Power V, the Growth Fund and the Egypt Fund, as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

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

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the seven trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 54, has also served as President of the Trust since its inception in 1991 and as President of RPM, Power I, Power II, Power IV, Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 42, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, Power I, Power II, Power IV, Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 53, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power.

         Mr. Quinn has over 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate
Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers, LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

         Daniel V. Gulino, age 40, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 36, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP, which is the Trust's independent certified public accountant. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Power I, Power II, Power IV, Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

         The Board of the Trust (including Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect year to year thereafter as long as it is approved at least annually by
(i) either the Board of the Trust or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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

         Ralph O. Hellmold, age 60, is Chairman of The Private Investment Banking Company ("PIBC") and President of Hellmold Associates, Inc., both of which are financial advisory firms that assist companies raise capital, divest or acquire businesses or restructure corporate organizations. Other financial advisory services provided by PIBC and Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds that invest in the securities of financially distressed companies.

         From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one- half share in each of Power I and Power II, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

         Jonathan C. Kaledin, age 43, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

         The Independent Trustees and the Managing Shareholder expanded the number of Independent Trustees to three in January 2000 and elected Joseph
Ferrante, Jr. as the additional Independent Trustee. Mr. Ferrante, age 56, has been a lawyer in private practice in Ridgewood, New Jersey for more than five years specializing in business and taxation matters. He received a Juris Doctor degree in law from the George Washington University in 1970 and his undergraduate degree from the Johns Hopkins University. He advises a large number of start-up and entrepreneurial companies.

         The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Power I, Power II, Power IV, Ridgewood Power V and the Growth Fund and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing
Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See - Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPM.

         As discussed above at Item 1 - Business, RPM assumed day-to-day management responsibility for the San Joaquin, Byron, On- site Cogeneration and Providence Projects in 1996. Like the Managing Shareholder, RPM is controlled by Robert E. Swanson. It has entered into an "Operation Agreement" with certain of the Trust's subsidiaries, effective January 1, 1996, under which RPM, under the supervision of the Managing Shareholder, provides the management, purchasing, engineering, planning and administrative services for those Projects that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and that were borne by the Trust or Projects as operating expenses. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPM charges the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated are borne by the Managing Shareholder.

         Initially, the Managing Shareholder does not anticipate charging RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

         Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations will be made in a manner consistent with generally accepted accounting principles.

         RPM does not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own Projects.

         The Operation Agreement does not have a fixed term and is terminable by RPM, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPM; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The  executive  officers  of RPM  are Mr.  Swanson  (President),  Mr.  Gold
(Executive Vice President), Mr. Quinn (Executive Vice President and Chief Operating Officer), Mr. Gulino (Senior Vice President and General Counsel), Mr. Naunton (Vice President and Chief Financial Officer) and Ms. Olin (Vice President).

Item 11.  Executive Compensation.

         Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. Since 1996 the Managing Shareholder has compensated these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPM at allocable cost for services provided by RPM's employees; no such reimbursement per employee exceeded $60,000 in 2000 or 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 -- Certain Relationships and Related Transactions.

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

Item 13.  Certain Relationships and Related Transactions.

         The Declaration provides that cash flow of the Trust, less reasonable reserves which the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time as the Trust deems appropriate. Prior to Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), all distributions from the Trust, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have been distributed a cumulative amount equal to 14% per year of their total capital contributions (a "14% Priority Distribution"), and thereafter all remaining distributions from the Trust during the year, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 80% to Investors and 20% to the Managing Shareholder. Revenues from dispositions of Trust Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 80% of all distributions and the Managing Shareholder 20%.

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

         The Trust made distributions in 1998 and 1999 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:

                 2000         1999        1998          1997         1996
Managing      $592,664     $594,576    $673,933      $766,866     $794,026
Shareholder

Cost
Reimburse-   $12,143,034  $15,813,187   15,617,631   14,308,444   11,566,400
ments
RPM

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

         The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in 1995 for payroll and other costs of operation of the Trust's Projects. Beginning in 1996, these reimbursements were paid to RPM. The reimbursements to RPM, which do not exceed its actual costs, are described at
Item 10(g) -- Directors and Executive Officers of the Registrant -- RPM.

         Other  information  in response to this item is reported in response to
Item 11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 2000.

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

     27.   Financial Data Schedule                    Page

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                      Title                        Date

RIDGEWOOD ELECTRIC POWER TRUST III (Registrant)

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

By: /s/Christopher I. Naunton  Vice President and    March 30, 2001
     Christopher I. Naunton     Chief Financial Officer

RIDGEWOOD POWER,LLC    Managing Shareholder             March 30, 2001

By:/s/ Robert E. Swanson       President
       Robert E. Swanson

     /s/ Robert E. Swanson  * Independent Trustee      March 30, 2001
        Ralph O. Hellmold

     /s/ Robert E. Swanson    *Independent Trustee      March 30, 2001
        Jonathan C. Kaledin

    /s/ Robert E. Swanson
         Joseph Ferrante, Jr.   * Independent Trustee  March 30, 2001

*  As attorney-in-fact for the Independent Trustee

                       Ridgewood Electric Power Trust III

                              Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Shareholders and Trustees of
Ridgewood Electric Power Trust III:

In our opinion, the accompanying balance sheets and the statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III (the "Trust") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2, the financial statements include investments valued at $20,091,438 and $23,202,879 (102% and 98% of shareholders' equity, respectively) as of December 31, 2000 and 1999, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for those investments existed, and the differences could be material to the financial statements.




PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------

                                                       December 31,
                                               ----------------------------
                                                   2000            1999
                                               ------------    ------------
Assets:
Investments in power generation projects ...   $ 20,091,438    $ 23,202,879
Cash and cash equivalents ..................        421,127         603,922
Other assets ...............................          7,712           7,496
                                               ------------    ------------
  Total assets .............................   $ 20,520,277    $ 23,814,297
                                               ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ......   $     49,987    $     51,676
Due to affiliates ..........................        774,285          11,438
                                               ------------    ------------
  Total liabilities ........................        824,272          63,114

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (391.8444
 shares issued and outstanding) ............     19,830,080      23,844,706
Managing shareholder's accumulated deficit .       (134,075)        (93,523)
                                               ------------    ------------
  Total shareholders' equity ...............     19,696,005      23,751,183
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 20,520,277    $ 23,814,297
                                               ------------    ------------







                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations
--------------------------------------------------------------------------------

                                          Year Ended December 31,
                                ----------------------------------------
                                   2000           1999          1998
                                -----------    -----------   -----------
Revenue:
Income from power generation
 projects ...................   $ 2,064,449    $ 1,542,695   $ 2,727,968
Interest income .............        26,657         61,876        83,807
Income from arbitration award          --        1,581,308     1,265,122
                                -----------    -----------   -----------
         Total revenue ......     2,091,106      3,185,879     4,076,897
                                -----------    -----------   -----------

Expenses:
Management fee ..............       592,644        594,576       673,933
Accounting and legal fees ...       245,508         86,197        94,734
Other .......................        64,096         71,440        51,431
Interest ....................        36,199           --            --
Writedown of investments
 in power generation projects     3,426,722         88,298     4,055,214
                                -----------    -----------   -----------
  Total expenses ............     4,365,169        840,511     4,875,312
                                -----------    -----------   -----------
  Net income (loss) .........   $(2,274,063)   $ 2,345,368   $  (798,415)
                                -----------    -----------   -----------






                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                            Managing
                          Shareholders    Shareholder        Total
                          ------------    ------------    ------------

Shareholders' equity,
 January 1, 1998 ......   $ 27,018,776    $    (61,462)   $ 26,957,314

Cash distributions ....     (2,352,106)        (23,759)     (2,375,865)

Net loss for the year .       (790,431)         (7,984)       (798,415)
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ....     23,876,239         (93,205)     23,783,034

Cash distributions ....     (2,353,447)        (23,772)     (2,377,219)

Net income for the year      2,321,914          23,454       2,345,368
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 1999 ....     23,844,706         (93,523)     23,751,183

Cash distributions ....     (1,763,304)        (17,811)     (1,781,115)

Net loss for the year .     (2,251,322)        (22,741)     (2,274,063)
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 2000 ....   $ 19,830,080    $   (134,075)   $ 19,696,005
                          ------------    ------------    ------------










                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                Year Ended December 31,
                                     -----------------------------------------
                                       2000            1999           1998
                                     -----------    -----------    -----------
Cash flows from operating
 activities:
Net income (loss) ................   $(2,274,063)   $ 2,345,368    $  (798,415)
                                     -----------    -----------    -----------
Adjustment to reconcile net
 income (loss) to net cash
 flows from operating activities:
Writedown of power generation
 project investments .............     3,426,722         88,298      4,055,214
Investments in power
 generation projects .............      (315,281)    (1,577,127)    (1,155,286)
Changes in assets and liabilities:
 Increase (decrease) in due
  to/from affiliates, net ........       762,847       (247,724)       (60,833)
 (Increase) decrease in
 other assets ....................          (216)        90,943        (84,197)
 (Decrease) increase in accounts
  payable and accrued expenses ...        (1,689)      (133,533)       146,672
                                     -----------    -----------    -----------
Total adjustments ................     3,872,383     (1,779,143)     2,901,570
                                     -----------    -----------    -----------
Net cash provided by
 operating activities ............     1,598,320        566,225      2,103,155
                                     -----------    -----------    -----------
Cash flows from financing
 activities:
Cash distributions to
 shareholders ....................    (1,781,115)    (2,377,219)    (2,375,865)
Borrowings under line
 of credit facility ..............       725,000           --             --
Repayments under line
 of credit facility ..............      (725,000)          --             --
                                     -----------    -----------    -----------
Net cash used in financing
 activities ......................    (1,781,115)    (2,377,219)    (2,375,865)
                                     -----------    -----------    -----------
Net decrease in cash and cash
 equivalents .....................      (182,795)    (1,810,994)      (272,710)

Cash and cash equivalents,
 beginning of year ...............       603,922      2,414,916      2,687,626
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of year .....................   $   421,127    $   603,922    $ 2,414,916
                                     -----------    -----------    -----------





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

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

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

3.       Investments in Power Generation Projects

The Trust had the following investments in power generation projects:

                                           Fair Values as of December 31,
                                             -------------------------
                                                 2000         1999
                                             -----------   -----------

 JRW Associates, L.P. ....................   $ 6,174,707   $ 6,053,585
 Byron Power Partners, L.P. ..............     3,039,827     2,894,633
 Ridgewood Providence Power Partners, L.P.     7,494,380     7,420,544
 Ridgewood Mobile Power III LLC ..........     1,751,881     1,761,969
 Ridgewood AES Power Partners, LLC .......       561,093       614,913
 Ridgewood El Segundo LLC ................          --         762,968
 On-site Cogeneration Projects:
   Ridgewood/Mass PPLP ...................          --       2,092,075
   Ridgewood/Elmsford PPLP ...............       974,142       952,247
   Other On-site Cogeneration
    Project Partnerships .................        95,408       649,945
                                             -----------   -----------
                                             $20,091,438   $23,202,879
                                             -----------   -----------

  The Trust's income from the projects was as follows:

                                       For the Year Ended December 31,
                                    ------------------------------------
                                      2000         1999         1998
                                    ----------   ----------   ----------
JRW Associates, L.P. ............   $  681,966   $  463,887   $1,051,375
Byron Power Partners, L.P. ......      259,563      266,328      464,530
Ridgewood Providence Power
 Partners, L.P. .................      554,215      445,164      546,690
Ridgewood Mobile Power III LLC ..      317,452       88,732         --
Ridgewood AES Power Partners, LLC         --         70,006       33,807
On-site Cogeneration Projects:
 Ridgewood/Mass PPLP ............         --        124,058      323,694
 Ridgewood/Elmsford PPLP ........      206,052       84,520      242,881
 Other On-site Cogeneration
  Project Partnerships ..........       45,201         --         64,991
                                    ----------   ----------   ----------
                                    $2,064,449   $1,542,695   $2,727,968
                                    ----------   ----------   ----------

   JRW Associates, L.P. (known as San Joaquin Power Company)
   On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. As of December 31, 2000 and 1999, the aggregate cost of the investment was $6,174,707 and $6,053,585, respectively. The Trust received distributions of $681,966, $463,887 and $1,051,375 from the project in 2000, 1999 and 1998, respectively.

   Byron Power Partners, L.P. (known as Byron Power Company)
   In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the existing partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. As of December 31, 2000 and 1999, the aggregate cost of the Trust's investment in the partnership was $3,039,827 and $2,894,633, respectively. The Trust received distributions of $259,563, $266,328 and $464,530 from the project in 2000, 1999 and 1998, respectively.

   Ridgewood Providence Power Partners, L.P. (known as the Providence Project) In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power") which acquired a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to 13.8 megawatts. The Trust owns a 35.7% limited partnership interest in Providence Power and its general partner. As of December 31, 2000 and 1999, the total cost of the Trust's investment was $7,494,380 and $7,420,544, respectively.

   The Providence Project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract.. The remaining 64.3% of Ridgewood Power is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is Ridgewood Power Corporation. In 2000, 1999 and 1998, the Trust received distributions of $554,215, $445,164 and $546,690, respectively, from the Providence Project.

   Ridgewood Mobile Power III LLC
   Effective August 1999, the Trust, through a subsidiary, acquired five Caterpillar mobile power modules with a total capacity of 4.2 megawatts for $1,695,558. These modules are rented to domestic and international customers. The Trust pays Hawthorne Power Systems, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. As of December 31, 2000 and 1999, the total cost of the Trust's investment was $1,751,881 and $1,761,969, respectively. For the year ended December 31, 2000 and 1999, the Trust recorded $317,452 and $88,732 of net revenue from the units.

   Ridgewood AES Power Partners, LLC (known as  Ridgewood AES)
   In 1997, the Trust formed Ridgewood AES Power Partners, LLC entered into an agreement with AES-NJ Cogen, Inc. (AES-NJ) to invest in five co-generation facilities operated by AES-NJ. The facilities are all located in New York. During 2000, two of the facilities were shut down due to financial difficulties of the host companies. The Trust determined that it would be unlikely to recover its investment in the two projects and, as a result, the Trust recorded a writedown of $322,500 in 2000 to reduce the book value of the projects to their estimated fair value of zero. The aggregate cost of the investment was $561,093 and $614,913 at December 31, 2000 and 1999, respectively. The Trust received distributions of $70,006 and $33,807 from the projects in 1999 and 1998, respectively. In January 1999, the Trust transferred five of its Other On-site Cogeneration Projects with a fair value of $283,966 to Ridgewood AES.

   Ridgewood El Segundo, LLC (known as the Dobbs  project)
   In April 1998, the Trust purchased an on-site cogeneration facility located near one of its existing on-site cogeneration facilities in Los Angeles, California. The total purchase price was approximately $590,733, including the payment of liabilities that encumbered the project. The aggregate cost of the investment was $762,743 at December 31, 1999. During 2000, the Trust analyzed the financial outlook for the project and determined that it would be unlikely to generate significant positive cash flows and, accordingly, the Trust would be unlikely to recover its investment in the project. As a result, the Trust recorded a writedown of $814,737 in 2000 to reduce the book value of the project to its estimated fair value of zero.

   On-site Cogeneration Projects
   In 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects are held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects had 13.7 megawatts of base load and 5.7 megawatts of backup and standby capacity. The Trust paid a total of $11,300,000 for the projects and invested additional amounts for capital repairs and improvements and for working capital. The Trust received distributions of $251,253, $208,578 and $631,566 from these projects in 2000, 1999 and 1998, respectively. See Note 6
   - Arbitration and Litigation, for information relating to arbitration proceedings against EUA.

   Ridgewood/Massachusetts Power Partners L.P.
   Ridgewood/Massachusetts Power Partners L.P. (the "Partnership") owns two projects. The first is a 3.5 megawatt power plant which sells electric power and steam to a manufacturing facility on whose site the plant is located. The project sells electric and thermal energy to the manufacturing facility at the project's production cost (as defined in the Energy Service Agreement) plus a share of the savings (the difference between what the electric and thermal energy would have cost the company absent the cogeneration plant). The Energy Service Agreement expires at the end of 2005. During 1998, the
   Trust completed an intensive review of the project and determined that a write-down of the fair value of $1,236,002 was required. As of December 31, 1999, the total cost of the Trust's investment in the partnership was $2,092,075, respectively. The Trust received distributions of $124,058 and $323,694 from the project in 1999 and 1998, respectively. The project was temporarily shut down in the third quarter of 1999 for maintenance. In October 1999, the customer requested that the project be permanently shut down. In October 1999, the Trust brought suit against the customer for a $4 million termination payment. In January 2001, the customer filed for Chapter 11 bankruptcy in the U.S. District Court. As a result, the Trust determined that it would be unlikely to recover its investment in partnership and recorded a writedown of $2,131,913 to reduce the estimated fair value of the investment to zero.

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

   Ridgewood/Elmsford Power Partners, L.P.
   Ridgewood/Elmsford Power Partners, L.P. (the "Partnership") owns a 1.33 megawatt cogeneration project. The Energy Services Agreement ("ESA") expires in 2005 and provides that the Partnership receives its production costs (as defined in the ESA) plus a share of the excess of the customer's avoided cost over production costs. During 1998, the Trust completed an intensive review of the project and determined that a write-down of the fair value of $505,390 was required. As of December 31, 2000 and 1999, the total cost of the Trust's investment in the partnership was $974,142 and $952,247, respectively. The Trust received distributions of $206,052, $84,520 and $242,881 from the project in 2000, 1999 and 1998, respectively.

   The "Other On-site Cogeneration Project Partnerships"
   The "other on-site cogeneration project partnerships" include five partnerships, which owned 31 of the 35 projects acquired from Eastern Utilities Associates. These 31 projects represented approximately one-third of the Trust's original investment in the on-site cogeneration projects. All thirty-one were gas-fired cogeneration projects, located in California, Connecticut or New York. Their energy service agreements had terms expiring between September 1996 and 2011. The projects represented 5.5 MW of base load capacity. The projects ranged in size from 30 kilowatts to 660 kilowatts. During 2000, 1999 and 1998, the Trust shut down several of the projects and recorded writedowns of $157,572, $88,298 and $2,313,822, respectively, based on detailed financial reviews of the projects. In January 1999, the Trust transferred five of its Other On-site Cogeneration Projects with a fair value of $283,966 to Ridgewood AES. Currently, three of the projects are still operated by the Trust. The Trust received distributions of $45,201 and $64,991 from the projects in 2000 and 1998, respectively. As of December 31, 2000 and 1999, the total cost of the Trust's investment in the "other on-site cogeneration partnerships" was $95,408 and $649,945, respectively.

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

   The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2000, 1999 and 1998, the Trust paid management fees to the managing shareholder of $592,644, $594,576 and $673,933, respectively.

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

   Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2000.

   The managing shareholder owns one share of the Trust with a cost of $84,000. In conjunction with the offering of the Trust shares, commissions and placement fees of $390,844 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

   Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2000, 1999 and 1998, Ridgewood Management charged the following to the projects based on proportionate amounts invested:

                                 For the Year Ended December 31,
                                 ------------------------------
                                   2000       1999       1998
                                 --------   --------   --------
JRW Associates, L.P. .........   $108,859   $150,621   $119,960
Byron Power Partners, L.P. ...     64,396     89,092     70,956
Ridgewood Providence Power
 Partners, L.P. ..............    344,040    404,056    401,290
Ridgewood El Segundo LLC .....     12,452     17,055      9,120
On-site Cogeneration Projects:
 Ridgewood/Mass PPLP .........     57,590     91,296    106,685
 Ridgewood/Elmsford PPLP .....     25,660     40,374     47,385
 Other On-site Cogeneration
 Project Partnerships ........     40,862     56,532    100,005

   5.    Line of Credit Facility

   During the fourth quarter of 1997, the Trust and the Trust's principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $757,000. In December 2000, the credit facility was extended until March 5, 2001. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (9.07% and 7.81% at December 31, 2000 and 1999, respectively). The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. In the second quarter of 2000, the Trust borrowed $725,000 under the line of credit facility, at an average rate of approximately 8.94%, which was repaid in the fourth quarter of 2000. At December 31, 2000 and 1999, there were no borrowings outstanding under the credit facility.

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

   In the ordinary course of business, in late 1996, the Trust discovered a small number of overbillings at on-site cogeneration projects purchased from EUA and refunded the overbilled amounts to customers. In preparing for the arbitration hearings against EUA in the second quarter of 1998, the Trust made an intensive engineering and financial review of the on-site cogeneration projects and discovered what appeared to be a pattern of material overbillings of customers at a number of the on-site projects. The overbillings were caused by the Trust's reliance on billing formulas and practices used by EUA. EUA's transfer of false billing protocols to the Trust was an element of the Trust's claim against EUA. The Projects have informed affected customers of the overbillings and have paid refunds totaling over $271,000. It has also advised federal government authorities of overbillings to federally supported entities that were included in the that amount.
   Although the federal government has the right at any time to take action adverse to the Projects if it sees fit, it has not done so to date. Although there can be no assurance that adverse action will not be taken against the Projects, the Trust believes that it is not probable that any such adverse action will occur.

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

8.       Subsequent Event - Pacific Gas and Electric Company Financial Crisis

All energy generated by the San Joaquin and Byron projects is sold to Pacific Gas and Electric Company ("PG&E') under power contracts. Currently, and as a result of the deregulation of the California energy market, PG&E has allegedly suffered billions of dollars in losses during the later part of 2000 and to date in 2001. Due to the California energy crisis, PG&E has been unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Accordingly, the San Joaquin and Byron projects were unable to pay their natural gas supplier for the gas delivered for those months. In late January, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crisis and its inability to pay, the San Joaquin and Byron projects were unable on their own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001.

On February 1, 2000, PG&E made a partial payment equal to approximately 15% of the amount due for December 2000. On March 5, 2001, PG&E made another partial payment equal to approximately 15% of the amount due January 2001. Those amounts are insufficient, after payroll costs are met, to cover the amount owed to the natural gas supplier. PG&E effectively acknowledges that it owes the projects for December and January by virtue of announcing and making a 15% partial payments. On February 6, 2001, the Trust shut down the San Joaquin and Byron projects because the supplier of natural gas terminated deliveries of natural gas as of that date. The shut down will be for an indefinite time.

In addition to its failure to pay the full amount due for December 2000 and January 2001 deliveries, PG&E has indicated in letters to the San Joaquin and Byron projects, as well as documents filed with the Securities and Exchange Commission, that it is unable or unwilling to make future payments to Qualifying Facilities, such as the projects. The Trust believes that PG&E's ability to pay for the electrical energy and capacity it received or will receive in the future, depends upon, among other things, positive action by the California governor and legislature to fund approximately $12 billion of losses allegedly suffered by California utilities during the last eight months. The Trust expects that any such political solution may be accompanied by executive, legislative or regulatory attempts to reduce unilaterally the amounts owed by PG&E to Qualifying Facilities. In an effort to resolve the California crisis, there have been numerous proposals by the California Public Utilities Commission ("CPUC"), as well as the legislature, to adjust downward the prices paid by California utilities to Qualifying Facilities. The Trust expects that any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and that a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and significantly below the avoided cost of the energy to PG&E.

PG&E has attempted to justify its non-payment by invoking the "force majeure" provisions of the power contracts. In essence, PG&E argues that it is excused from its payment obligations because its failure to pay is the result of the CPUC actions in failing to increase its rates to retail customers and is beyond its control. The Trust disagrees and believes that PG&E has breached the contract. The projects, along with the Monterey project owned by Ridgewood
Electric Power Trust II ("Trust II"), filed a lawsuit on February 6, 2001 against PG&E to that effect and are seeking damages equal to lost net revenues for the remaining term of the power contracts. By this lawsuit the Trust seeks to have the power contracts with PG&E declared null and void so that the projects will be able to sell their electric power on the open market to third party purchasers who will be able to pay currently for such electric power. The Trust expects that it will be able purchase natural gas if it is free from the PG&E contract and able to sell to credit worthy purchasers. The Trust is seeking an accelerated determination by the California court. The Trust is hopeful that an accelerated determination by the court is a possibility considering the power emergency in California, which may get worse as warm weather approaches and power demand increases. Also, in an attempt to get the projects back on-line quickly, on March 8, 2001, the managing shareholder, on behalf of the Trust and Trust II, filed with the Federal Energy Regulatory Commission ("FERC") a "Request For Emergency Relief and Extension of Waiver of Qualifying Facility Regulations" in which the managing shareholder likewise seeks an order from FERC permitting Qualifying Facilities to sell to third parties.

Until the San Joaquin and Byron projects can restart profitably, they will remain shut down, they will incur payroll and shutdown costs and they will not earn revenue. For the reasons described above, the Trust cannot estimate when it will restart the San Joaquin and Byron projects or what their short-term and long-term prospects may be. At this time, the Trust does not believe that a long-term impairment of the San Joaquin and Byron projects' value has occurred.

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Ralph O. Hellmold, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II and of Ridgewood Electric Power Trust III, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                    /s/Ralph O. Hellmold
                                                       Ralph O. Hellmold

POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Jonathan C. Kaledin, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II and of Ridgewood Electric Power Trust III, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                     /s/Jonathan C. Kaledin
                                                     Jonathan C. Kaledin

POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Joseph Ferrante, Jr., appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II and of Ridgewood Electric Power Trust III, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                     /s/ Joseph Ferrante, Jr.
                                                       Joseph Ferrante, Jr.