Form 10-Q
period 2001-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2001-05-15
CIK 917032

RIDGEWOOD ELECTRIC POWER TRUST III
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


May 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended March 31, 2001.

If you have any questions, please contact the undersigned or our counsel, Daniel
V. Gulino, at this office.

Sincerely,

RIDGEWOOD ELECTRIC POWER TRUST III

/s/Christopher I. Naunton
Christopher I. Naunton, Vice President
 and Chief Financial Officer

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

Item 1. Financial Statements




                       Ridgewood Electric Power Trust III

                              Financial Statements

                                 March 31, 2001

Ridgewood Electric Power Trust III
Balance Sheet
--------------------------------------------------------------------------------


                                            March 31, 2001   December 31,
                                              (unaudited)       2000
                                             ------------   ------------
Assets:
Investments in power generation projects .   $ 19,467,151    $ 20,091,438
Cash and cash equivalents ................        709,563         421,127
Other assets .............................          7,402           7,712
                                             ------------    ------------
Total assets .............................   $ 20,184,116    $ 20,520,277
                                             ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ....   $     15,517    $     49,987
Due to affiliates ........................        339,771         774,285
                                             ------------    ------------
Total liabilities ........................        355,288         824,272

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (391.8444 shares
 issued and outstanding) .................     19,961,575      19,830,080
Managing shareholder's accumulated deficit       (132,747)       (134,075)
                                             ------------    ------------
Total shareholders' equity ...............     19,828,828      19,696,005
                                             ------------    ------------
Total liabilities and shareholders' equity   $ 20,184,116    $ 20,520,277
                                             ------------    ------------











                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                           Three Months Ended
                                           -------------------
                                          March 31,   March 31,
                                             2001        2000
                                           --------   --------
Revenue:
   Income from power generation projects   $286,818   $363,905
   Interest income .....................      9,858      2,629
                                           --------   --------
           Total revenue ...............    296,676    366,534
                                           --------   --------

Expenses:
   Management fee ......................    123,100    148,644
   Accounting and legal fees ...........     33,117     48,191
   Miscellaneous .......................      7,636     10,119
                                           --------   --------
           Total expenses ..............    163,853    206,954
                                           --------   --------
           Net income ..................   $132,823   $159,580
                                           --------   --------












                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                            Managing
                           Shareholders    Shareholder      Total
                            -----------   -----------    -----------
Shareholders' equity,
 December 31, 2000 ......   $19,830,080   $  (134,075)   $19,696,005

Net income for the period       131,495         1,328        132,823
                            -----------   -----------    -----------
Shareholders' equity,
 March 31, 2001 .........   $19,961,575   $  (132,747)   $19,828,828
                            -----------   -----------    -----------














                 See accompanying notes to financial statements.

 Ridgewood Electric Power Trust III
 Statement of Cash Flows (unaudited)
 -------------------------------------------------------------------------------

                                                        Three Months Ended
                                                       ---------------------
                                                  March 31, 2001  March 31, 2000
                                                       ---------    ---------
Cash flows from operating activities:
Net income .........................................   $ 132,823    $ 159,580
                                                       ---------    ---------
Adjustment to reconcile net income
 to cash flows  from  operating activities:
Additional investments in power
 generation projects, net ..........................        --       (411,355)
Return of investment in power
 generation projects ...............................     624,287         --
Changes in assets and liabilities:
 Increase in due from affiliates ...................        --        (14,199)
 Decrease (increase) in other assets ...............         310      (49,619)
 Decrease in accounts payable and
 accrued expenses ..................................     (34,470)     (19,605)
(Decrease) increase in due to affiliates ...........    (434,514)     126,018
                                                       ---------    ---------
 Total adjustments .................................     155,613     (368,760)
                                                       ---------    ---------
Net cash provided by (used in) operating activities      288,436     (209,180)
                                                       ---------    ---------

Cash flows from financing activities:
Borrowing under line of credit facility ............        --        350,000
Cash distributions to shareholders .................        --       (593,704)
                                                       ---------    ---------
Net cash used in financing activities ..............        --       (243,704)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents     288,436     (452,884)

 Cash and cash equivalents, beginning of year ......     421,127      603,922
                                                       ---------    ---------
 Cash and cash equivalents, end of period ..........   $ 709,563    $ 151,038
                                                       ---------    ---------








                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Notes to Financial Statements  (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

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

Results of Operations

As summarized below, total revenue decreased 19.1% to $297,000 in the first quarter of 2001 compared to $367,000 in the first quarter of 2000:

Project                                  2001      2000
--------                                 ----      ----

Providence ........................   $180,000   $116,000
Hawthorne .........................    102,000    116,000
Other on site cogeneration projects      5,000    115,000
Ridgewood/AES .....................       --       17,000
Interest income ...................     10,000      3,000
                                      --------   --------
Total .............................   $297,000   $367,000
                                      --------   --------

Revenues from the Providence project increased from $116,000 in the first quarter of 2000 to $180,000 in the corresponding period in 2001 due to lower maintenance costs. Distributions in 2001 from the other on-site cogeneration projects and the Ridgewood/AES projects decreased due to higher fuel costs compared to the prior year.

Interest income increased from $3,000 in the first quarter of 2000 to $10,000 in the first quarter of 2001 due to higher cash balances.

The Trust's expenses decreased from $207,000 in the first quarter of 2000 to $164,000 in the first quarter of 2001, primarily due to a $26,000 decrease in management fees as a result of the Trust's lower net asset balance.

 Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations, notwithstanding the financial difficulties of Pacific Gas and Electric Company ("PG&E"), which has failed to pay the Byron and San Joaquin projects for power delivered since December 1, 2000.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         As reported by the Trust in it Form 10K for the year ended December 31, 2000, Byron Power Partners, L.P. and JRW Associates, L.P., which own the Byron Project and San Joaquin Project, respectively are under long-term power purchase and sale agreements with Pacific Gas and Electric Company. Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the gas supplier to the Byron Project and San Joaquin Project refused to supply additional gas and the Projects shut down operations. As a result of PG&E's failure to pay in full, the Byron Project and San Joaquin Project, along with the Monterey Project owned by Ridgewood Electric Power Trust II, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

     On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Byron Project and San Joaquin Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as power contracts. As of this date, PG&E has not indicated whether is will assume or reject the power contract or either or both the Byron Project and the San Joaquin Project. If PG&E were to reject the power contracts, they would as a result be terminated and the Byron Project and San Joaquin Project would be able to recover "rejection damages" from PG&E which, given the bankruptcy, may not be significant and, in addition, be free to sell their power to the open market. Given current conditions and electric prices in California, which are likely to continue for some period of time, the Byron Project and San Joaquin Project could sell into such market profitably; however, there is no way to determine whether such sales would equal or exceed any amounts that may have been earned under the power contracts.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                           Registrant

May 14, 2001                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)