Form 10-Q
period 2001-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2001-08-14
CIK 917032

RIDGEWOOD ELECTRIC POWER TRUST III
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


August 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

                  For the quarterly period ended June 30, 2001

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

Item 1. Financial Statements




                       Ridgewood Electric Power Trust III

                              Financial Statements

                                  June 30, 2001

Ridgewood Electric Power Trust III
Balance Sheet (unaudited)
--------------------------------------------------------------------------------

                                               June 30,       December 31,
                                                  2001            2000
                                              ------------    ------------

Assets:
Investments in power generation projects ..   $ 18,455,760    $ 20,091,438
Cash and cash equivalents .................      1,370,764         421,127
Due from affiliates .......................         16,252            --
Other assets ..............................        114,872           7,712
                                              ------------    ------------

          Total assets ....................   $ 19,957,648    $ 20,520,277
                                              ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .....   $     44,995    $     49,987
Due to affiliates .........................         14,500         774,285
                                              ------------    ------------

 Total liabilities ........................         59,495         824,272
                                              ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (391.8444
 shares issued and outstanding) ...........     20,030,207      19,830,080
Managing shareholder's accumulated deficit        (132,054)       (134,075)
                                              ------------    ------------

 Total shareholders' equity ...............     19,898,153      19,696,005
                                              ------------    ------------

 Total liabilities and shareholders' equity   $ 19,957,648    $ 20,520,277
                                              ------------    ------------







                 See accompanying note to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                Six Months Ended        Three Months Ended
                               ---------------------   ---------------------
                                June 30,   June 30,    June 30,    June 30,
                                 2001        2000        2001        2000
                               ---------   ---------   ---------   ---------
Revenue:
Income from power generation
 projects ..................   $ 582,291   $ 558,957   $ 295,473   $ 195,052
Interest income ............      23,849      17,138      13,991      14,509
                               ---------   ---------   ---------   ---------
   Total revenue ...........     606,140     576,095     309,464     209,561
                               ---------   ---------   ---------   ---------
Expenses:
Writedown of investments in
 power generation projects .        --        77,500        --        77,500
Management fee .............     246,232     296,890     123,132     148,246
Accounting and legal fees ..     129,464      74,023      96,347      25,832
Miscellaneous ..............      28,296      25,108      20,660      14,989
                               ---------   ---------   ---------   ---------
  Total expenses ...........     403,992     473,521     240,139     266,567
                               ---------   ---------   ---------   ---------

Net income (loss) ..........   $ 202,148   $ 102,574   $  69,325   $ (57,006)
                               ---------   ---------   ---------   ---------






                 See accompanying note to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                           Managing
                            Shareholders  Shareholder      Total
                            -----------   -----------    -----------
Shareholders' equity,
 December 31, 2000 ......   $19,830,080   $  (134,075)   $19,696,005

Net income for the period       200,127         2,021        202,148
                            -----------   -----------    -----------
Shareholders' equity,
 June 30, 2001 ..........   $20,030,207   $  (132,054)   $19,898,153
                            -----------   -----------    -----------




















                 See accompanying note to financial statements.

 Ridgewood Electric Power Trust III
 Statement of Cash Flows (unaudited)
 -------------------------------------------------------------------------------

                                                   Six Months Ended
                                               --------------------------
                                             June 30, 2001    June 30, 2000
                                               -----------    -----------
Cash flows from operating activities:
Net income .................................   $   202,148    $   102,574
                                               -----------    -----------
Adjustment to reconcile net
 income to cash flows from
 operating activities:
Return of  (additional)
 investments in power generation
 projects, net .............................     1,635,678       (478,350)
Writedown on investments in
 power generation projects .................          --           77,500
Changes in assets and liabilities:
 Increase in due from affiliates ...........       (16,252)        (4,929)
 Increase in other assets ..................      (107,160)      (104,738)
 (Decrease) increase in accounts
 payable and accrued expenses ..............        (4,992)        15,722
(Decrease) increase in due to
 affiliates ................................      (759,785)       224,631
                                               -----------    -----------
 Total adjustments .........................       747,489       (270,164)
                                               -----------    -----------
 Net cash provided by (used
  in) operating activities .................       949,637       (167,590)
                                               -----------    -----------

Cash flows from financing activities:
 Borrowing under line of credit facility ...          --          725,000
 Cash distributions to shareholders ........          --       (1,161,332)
                                               -----------    -----------
 Net cash used in financing activities .....          --         (436,332)
                                               -----------    -----------
Net increase (decrease) in cash
 and cash equivalents ......................       949,637       (603,922)

Cash and cash equivalents, beginning of year       421,127        603,922
                                               -----------    -----------
Cash and cash equivalents, end of period ...   $ 1,370,764            --
                                               -----------    -----------







                 See accompanying note to financial statements.

Ridgewood Electric Power Trust III
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1.    General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust III's Annual Report on Form 10-K.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period


2. Legal Matters

As reported by the Trust in it Form 10K for the year ended December 31, 2000, Byron Power Partners, L.P. ("Byron") and JRW Associates, L.P. ("JRW"), which own the Byron Project and San Joaquin Project, respectively are under long-term power purchase and sale agreements with Pacific Gas and Electric Company ("PG&E"). Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the gas supplier to the Byron Project and San Joaquin Project refused to supply additional gas and the Projects shut down operations. As a result of PG&E's failure to pay in full, the Byron Project and San Joaquin Project, along with the Monterey Project owned by Ridgewood Electric Power Trust II, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Byron Project and San Joaquin Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. On July 13, 2001, Byron and JRW each entered into an agreement ("Agreement") with PG&E, which Agreement was one of three different amendments to power purchase agreements that PG&E and Qualified Facilities ("QF") could voluntarily accept and which were pre-approved by the California Public Utilities Commission. The Agreement was approved by the Bankruptcy Court on July 13, 2001 and has an effective date of August 1, 2001. Essentially, the Agreement, and related amendment to the power purchase agreements ("PPA"), amends the energy pricing provision thereof to substitute, for a term of five years, a fixed energy price for the short-run avoided cost ("SRAC") energy rate calculation. No other provision of the PPA is amended by virtue of the Agreement and upon expiration of the five-year term, the SRAC methodology is reinstated. In addition, pursuant to the Agreement PG&E has assumed the Byron and JRW PPAs in the bankruptcy proceedings, although both Byron and JRW agreed to wait for PG&E's payment of the outstanding balance owed effectively until the effective date of PG&E's plan of reorganization. The Byron Project and San Joaquin Project have been operating and delivering electric energy to PG&E as of August 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction
The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust when distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Project to fund capital expenditures.

Results of Operations
As summarized below, total revenue increased 5.2% to $606,000 in the first six months of 2001 compared to $576,000 in the same period in 2000. Revenue also increased to $309,000 in the second quarter of 2001 compared to $210,000 in the second quarter of 2000. Revenues increased by 47.1% for the second quarter of 2001 compared to the prior year.

                 Six months ended June 30,   Three months ended June 30
                       -------------------   -------------------
Project                 2001       2000       2001        2000
                       --------   --------   --------   --------
On-site Cogeneration   $ 29,000   $115,000   $ 23,000   $   --
Providence .........    314,000    240,000    135,000    124,000
Hawthorne ..........    239,000    187,000    137,000     71,000
Ridgewood/AES ......       --       17,000       --         --
Interest income ....     24,000     17,000     14,000     15,000
                       --------   --------   --------   --------
Total ..............   $606,000   $576,000   $309,000   $210,000
                       --------   --------   --------   --------


Revenues from the Providence project increased from $240,000 for the first six months of 2000 to $314,000 in the corresponding period in 2001 due to lower maintenance costs. Distributions in 2001 from the other on-site cogeneration projects and the Ridgewood/AES projects decreased due to higher fuel costs compared to the prior year.

The Trust recorded distributions of $239,000 and $137,000 in the first six months and second quarter of 2001, respectively, from its investment in Hawthorne engines which were acquired in the second half of 1999.

The management fee decreased by $25,000 to $123,000 in the second quarter of 2001 compared to $148,000 for the same period in 2000. The management fee decreased $51,000 for the first half of 2001 as compared to the first half of 2000.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a committed line of credit facility of $757,000. The line of credit facility expires in July 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The trust borrowed $350,000 under this line of credit in the first quarter of 2000 and an additional $375,000 in the second quarter of 2000.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payments for certain accounting and legal services to third persons. The Trust ceased making distributions to its shareholders in the first half of 2001.

The Trust anticipates that its cash flow from operations during 2001 and the line of credit facility will be adequate to fund its obligations, notwithstanding the financial difficulties of Pacific Gas and Electric Company, which has failed to pay the Byron and San Joaquin projects for power delivered since December 1, 2000. (see Legal Proceedings below)

Forward-looking statement advisory

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As reported by the Trust in it Form 10K for the year ended December 31, 2000, Byron Power Partners, L.P. ("Byron") and JRW Associates, L.P. ("JRW"), which own the Byron Project and San Joaquin Project, respectively are under long-term power purchase and sale agreements with Pacific Gas and Electric Company ("PG&E"). Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the gas supplier to the Byron Project and San Joaquin Project refused to supply additional gas and the Projects shut down operations. As a result of PG&E's failure to pay in full, the Byron Project and San Joaquin Project, along with the Monterey Project owned by Ridgewood Electric Power Trust II, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Byron Project and San Joaquin Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. On July 13, 2001, Byron and JRW each entered into an agreement ("Agreement") with PG&E, which Agreement was one of three different amendments to power purchase agreements that PG&E and Qualified Facilities ("QF") could voluntarily accept and which were pre-approved by the California Public Utilities Commission. The Agreement was approved by the Bankruptcy Court on July 13, 2001 and has an effective date of August 1, 2001. Essentially, the Agreement, and related amendment to the power purchase agreements ("PPA"), amends the energy pricing provision thereof to substitute, for a term of five years, a fixed energy price for the short-run avoided cost ("SRAC") energy rate calculation. No other provision of the PPA is amended by virtue of the Agreement and upon expiration of the five-year term, the SRAC methodology is reinstated. In addition, pursuant to the Agreement PG&E has assumed the Byron and JRW PPAs in the bankruptcy proceedings, although both Byron and JRW agreed to wait for PG&E's payment of the outstanding balance owed effectively until the effective date of PG&E's plan of reorganization. The Byron Project and San Joaquin Project have been operating and delivering electric energy to PG&E as of August 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                    Registrant

August 14, 2001                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)