Form 10-Q
period 2001-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2001-11-14
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001
                         Commission file Number 0-23432

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

Item 1. Financial Statements




                       Ridgewood Electric Power Trust III

                              Financial Statements

                               September 30, 2001

Ridgewood Electric Power Trust III
Balance Sheet  (unaudited)
--------------------------------------------------------------------------------
                                              September 30,     December 31,
                                                  2001             2000
                                              --------------  --------------
Assets:
Investments in power generation projects ....   $ 18,934,247    $ 20,091,438
Cash and cash equivalents,
 including restricted cash
 of $297,430 and $0, respectively ...........        994,140         421,127
Due from affiliates .........................          4,929            --
Other assets ................................         37,766           7,712
                                                ------------    ------------

    Total assets ............................   $ 19,971,082    $ 20,520,277
                                                ------------    ------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses .......   $     42,003    $     49,987
Due to affiliates ...........................         72,032         774,285
                                                ------------    ------------

   Total liabilities .................               114,035         824,272
                                                ------------    ------------

Commitments and contingencies ...............             --             --

Shareholders' equity:
Shareholders' equity
(391.8444 shares issued
  and utstanding) ...........................     19,989,512      19,830,080
Managing shareholder's accumulated deficit ..       (132,465)       (134,075)
                                                ------------    ------------

   Total shareholders' equity ...............     19,857,047      19,696,005
                                                ------------    ------------

   Total liabilities and shareholders' equity   $ 19,971,082    $ 20,520,277
                                                ------------    ------------


















                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Operations (unaudited)
--------------------------------------------------------------------------------
                                   Nine Months Ended          Three Months Ended
                              -------------------------  -----------------------
                                    September 30,               September 30,
                                   2001       2000           2001         2000
                              ------------  ------------  -----------  ---------
Revenue:
 Income from power
  generation projects ....... $  838,472   $1,598,071   $  256,181    $1,039,114
 Interest income ............     38,534       17,138       14,685          --
                                ---------   ----------   ----------    ---------
    Total revenue ...........    877,006    1,615,209      270,866     1,039,114
                                ---------   ----------   ----------    ---------

Expenses:
 Writedown of investments
  in power  generation
  projects ..................       --        322,500         --         245,000
  Management fee ............    369,331      444,199      123,099       147,309
  Accounting and legal fees .    303,501       96,937      174,037        22,914
  Miscellaneous .............     43,132       59,790       14,836        34,682
                                ---------   ----------   ----------    ---------
    Total expenses ..........    715,964      923,426      311,972       449,905
                                ---------   ----------   ----------    ---------

Net income ..................   $161,042   $  691,783   $  (41,106)   $  589,209
                                ---------   ----------   ----------    ---------































                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                          Managing
                                         Shareholders    Shareholder     Total
                                        -------------- -------------   --------

Shareholders' equity,December 31, 2000   $19,830,080   $ (134,075)   $19,696,005

Net income for the period .............      159,432        1,610        161,042
                                         -----------   -----------    ----------

Shareholders' equity,September 30, 2001  $19,989,512   $ (132,465)   $19,857,047
                                         -----------    -----------   ----------



































                 See accompanying notes to financial statements.

 Ridgewood Electric Power Trust III
 Statement of Cash Flows (unaudited)
 -------------------------------------------------------------------------------

                                                  Nine Months Ended
                                                --------------------------
                                         September 30, 2001   September 30, 2000
                                               ------------   ------------
Cash flows from operating activities:
  Net income ................................   $   161,042    $   691,783
                                                -----------    -----------
 Adjustment to reconcile net income to
 cash flows from operating activities:
 Return of  (additional) investments in
 power generation projects, net .............     1,157,191       (908,203)
 Writedown of investments in power
 generation projects ........................          --          322,500
 Changes in assets and liabilities:
 (Increase) decrease in due from affiliates .        (4,929)            80
 Increase in other assets ...................       (30,054)      (100,188)
 (Decrease) increase in accounts
  payable and accrued expenses ..............        (7,984)       214,180
 (Decrease) increase in due to affiliates ...      (702,253)       232,041
                                                -----------    -----------
    Total adjustments .......................       411,971       (239,590)
                                                -----------    -----------
    Net cash provided by operating activities       573,013        452,193
                                                -----------    -----------

Cash flows from financing activities:
 Borrowing under line of credit facility ....          --          725,000
 Cash distributions to shareholders .........          --       (1,781,115)
                                                -----------    -----------

      Net cash used in financing activities .          --       (1,056,115)
                                                -----------    -----------

   Net increase (decrease) in cash
     and cash equivalents ...................       573,013       (603,922)

Cash and cash equivalents, beginning of year        421,127        603,922
                                                -----------    -----------
Cash and cash equivalents, end of period
 (including restricted cash of
    $297,430 and $0, respectively) ..........       994,140    $      --
                                                -----------    -----------






                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust III
Notes to Financial Statements
(unaudited)

1.    General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust III's Annual Report on Form 10-K.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Legal Matters

As reported by the Trust in it Form 10-K for the year ended December 31, 2000, Byron Power Partners, L.P. ("Byron") and JRW Associates, L.P. ("JRW"), which own the Byron Project and San Joaquin Project, respectively are under long-term power purchase and sale agreements with Pacific Gas and Electric Company ("PG&E"). Due to the California energy crisis, PG&E was unable to pay in full for electrical energy and capacity delivered in December 2000 and January 2001. Although partial payments were made by PG&E (15%) the full amount remained due and outstanding. As a result of PG&E's failure to pay, the gas supplier to the Byron Project and San Joaquin Project refused to supply additional gas and the Projects shut down operations. As a result of PG&E's failure to pay in full, the Byron Project and San Joaquin Project, along with the Monterey Project owned by Ridgewood Electric Power Trust II, filed a lawsuit on February 6, 2001 against PG&E seeking damages for breach of contract equal to lost net revenues for the remaining term of the power contract.

On April 6, 2001, PG&E sought protection from creditors under Chapter 11 of the Bankruptcy Code. As a result, the state litigation instituted by the Byron Project and San Joaquin Project was automatically stayed pursuant to the Bankruptcy Code. Moreover, the Bankruptcy Code provides PG&E with the ability to reject or assume executory contracts, such as the power contract. On July 13, 2001, Byron and JRW each entered into an agreement ("Agreement") with PG&E, which Agreement was one of three different amendments to power purchase agreements that PG&E and Qualified Facilities ("QF") could voluntarily accept and which were pre-approved by the California Public Utilities Commission. The Agreement was approved by the Bankruptcy Court on July 13, 2001 and has an effective date of August 1, 2001. Essentially, the Agreement, and related amendment to the power purchase agreements ("PPA"), amends the energy pricing provision thereof to substitute, for a term of five years, a fixed energy price for the short-run avoided cost ("SRAC") energy rate calculation. No other provision of the PPA is amended by virtue of the Agreement and upon expiration of the five-year term, the SRAC methodology is reinstated. In addition, pursuant to the Agreement PG&E has assumed the Byron and JRW PPAs in the bankruptcy proceedings, although both Byron and JRW agreed to wait for PG&E's payment of the outstanding balance owed until the effective date of PG&E's plan of reorganization. The Byron Project and San Joaquin Project have resumed operating and delivering electric energy to PG&E as of August 1, 2001.

3. Subsequent Event

On November 5, 2001, the Managing Shareholder, on behalf of the Trust, distributed a Proxy Statement to all of the Trust's shareholders. The main purpose of the Proxy is to seek shareholder approval to terminate the Trust's current status as a business development company under the Investment Company Act of 1940 and to amend certain provisions of the Declaration of Trust as it relates to the Act. The Trust believes, as a result of its current business operations, that it does not meet the definition of an investment company under the 1940 Act and in the best interest of its shareholders seeks amendment.

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

Results of Operations
As summarized below, total revenue decreased 45.7% to $877,000 in the first nine months of 2001 compared to $1,615,000 in the same period in 2000. Revenue also decreased to $271,000 in the third quarter of 2001 compared to $1,039,000 in the third quarter of 2000. Revenues decreased by 73. 9 % for the third quarter of 2001 compared to the prior year, primarily due to the decrease in distributions from the Byron, Providence and San Joaquin projects.

               Nine months ended September 30,  Three months ended September 30,
                        ----------------------   ----------------------
Project                    2001         2000         2001          2000
                           ----         ----         ----          ----
-------------
On-site Cogeneration   $  123,000   $  251,000   $   95,000   $  136,000
Providence .........      353,000      486,000       38,000      246,000
Hawthorne ..........      362,000      275,000      123,000       88,000
Byron ..............         --        153,000         --        153,000
San Joaquin ........         --        416,000         --        416,000
Ridgewood/AES ......         --         17,000         --           --
Interest income ....       39,000       17,000       15,000         --
                       ----------   ----------   ----------   ----------
Total ..............   $  877,000   $1,615,000   $  271,000   $1,039,000
                       ----------   ----------   ----------   ----------

The Byron and San Joaquin projects did not operate for the majority of the first nine months of 2001 due to the bankruptcy filing of Pacific Gas & Electric Company ("PG&E") and related legal proceedings. Thus no distributions were made to the Trust in 2001.

Revenues from the Providence project decreased from $486,000 for the first nine months of 2000 to $353,000 in the corresponding period in 2001 due to higher maintenance costs. Distributions in 2001 from the other on-site cogeneration projects and the Ridgewood/AES projects decreased due to higher fuel costs compared to the prior year.

The Trust recorded distributions of $362,000 and $123,000 in the first nine months and third quarter of 2001, respectively, from its investment in Hawthorne. The increase in revenues is due to the higher rental rates compared to the prior year.

The management fee decreased by $24,000 to $123,000 in the third quarter of 2001 compared to $147,000 for the same period in 2000. The management fee decreased $75,000 for the first nine months of 2001 as compared to the same period of 2000. The decrease in the management fee is attributed to the lower net asset value of the Trust in 2001 as compared to the net asset valuation of the prior year.


Accounting and legal fees increased by $207,000 and $151,000 for the nine months and three months ended September 30, 2001, as compared to the same periods in 2000. The increase in accounting and legal fees are attributable to the professional fees incurred by the Trust as it seeks to terminate its status as a Business Development Company under the Investment Company Act of 1940. (See Note 3 under Notes to Financial Statements)



Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a committed line of credit facility of $757,000. The line of credit facility expires in July 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust borrowed $725,000 under this line of credit in the first half of 2000.

 In August 2001, the Trust issued through its Bank two standby letters of credit, each in the amount of $370,000, to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility and a restricted certificate of deposit in the amount of $297,430 to collateralize the letters of credit.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payments for certain accounting and legal services to third persons. The Trust ceased making distributions to its shareholders in the first half of 2001.

The Trust anticipates that its cash flow from operations during 2001 and the line of credit facility will be adequate to fund its obligations, notwithstanding the financial difficulties of Pacific Gas and Electric Company. (see Legal Proceedings below)

Forward-looking statement advisory

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 2 under Notes to Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                                          Registrant
November 14, 2001                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)