Form 10-K
period 2001-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2002-04-15
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

         There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $39,034,440.

Exhibit Index is located on page [  ].

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by the Trust Ridgewood Electric Power Trust III (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

         The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

(a)  General Development of Business.

         The Trust was organized as a Delaware business trust on December 6, 1993 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

         The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") pursuant to a private placement offering (the "Offering"), which terminated on May 31, 1995. Net of Offering fees, commissions and expenses, the Offering provided approximately $32.9 million of net funds available for investments in the development and acquisition of Projects. The Trust has 780 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in the Projects.

    The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On February 14, 1994, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On April 16, 1994, the election and registration became effective. On November 5, 2001, the Trust issued to the Investors a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") as a result of such withdrawal, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 18, 2001. A total of 391.8444 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.

         The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the Investor

         Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10. Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

         The following summarizes some of these relationships.

 Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o  Ridgewood Securities Corporation ("Ridgewood Securities")- Placement Agent;
o Ridgewood Power Management, LLC ("RPM") - Operates certain of the Projects owned by the Trust and six other trusts organized by the Managing Shareholder;
o Ridgewood Power LLC ("Ridgewood Power")- Managing Shareholder of the Trust and six other trusts;
o Ridgewood Energy Holding Corporation - Corporate Trustee for the Trust and six other trusts; and
o Ridgewood Capital Management LLC ("Ridgewood Capital") - marketing affiliate and manager of seven venture capital funds.

Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager and chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts (collectively "Other Power Trusts"), which have been organized by the Managing
Shareholder:

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

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust has invested its funds in seven Projects or groups of Projects:

         (i) a 5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project"); (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project"); (iii) a portfolio of 6 small cogeneration facilities located in California, New York and Massachusetts purchased from Eastern Utilities Associates, Inc. (the "On-site Cogeneration Projects"); (iv) an additional cogeneration project located at an airline food preparation facility in Los Angeles, California (the "El Segundo Project"); (v) Ridgewood/AES Power Partners, L.P., a joint venture that operates 8 small cogeneration projects in New York; (vi) a 13.8 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project"); and (vii) a portfolio of five power modules (each having a diesel engine and electric generator mounted on a skid with necessary control and transformer equipment) which are being marketed and operated by Hawthorne Power Systems, Inc., San Diego, California (the "Mobile Power Units").

(2)  The Trust's Investments.

(i)  San Joaquin Project and Byron Project.

         On January 17, 1995, the Trust and a wholly-owned subsidiary acquired 100% of the existing partnership interests of JRW Associates, L.P., a California limited partnership which owns and operates an approximately 8.53 megawatt electric cogeneration facility located in the City of Atwater, Merced County, California (the "San Joaquin Project"). The aggregate cash purchase price paid by the Trust for 100% of the partnership interests was $5,300,000.

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

         Also in January 1995, the Trust formed Byron Power Partners, L.P., a California limited partnership (the "Byron Partnership"). On January 17, 1995, the Byron Partnership acquired through a merger all of the assets and business of Altamont Cogeneration Corporation, including an approximately 5.7-megawatt electric cogeneration facility located near the city of Byron, Alameda County, California (the "Byron Project"). The total investment made by the Trust was $3,138,000.

         The Byron Project, like the San Joaquin Project, is fueled by natural gas and sells its electric output to PG&E under a Power Contract substantially similar to that of the San Joaquin Project (collectively the "Power Contracts"). The Power Contract for the Byron Project also expires in 2020. The Byron Project's heat output is used to evaporate brine from oil and gas wells, with payments by the Byron Project for the site lease offsetting the thermal host's payments for heat.

         Both the San Joaquin and Byron Projects (collectively "NorCal Projects") are Qualifying Facilities ("QFs") pursuant to the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. PURPA, among other things, requires utilities to purchase electric power from QFs, including "cogeneration facilities" and "small power producers," and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term power contracts with rates set by contract formulae approved by state regulatory commissions. The NorCal Projects entered into such contracts with PG&E. The capacity and energy price paid by PG&E pursuant to the Power Contracts were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a gas index; the so called "Short Run Avoided Cost Methodology" or SRAC. However, as described further below, both the NorCal Projects executed an Amendment to their Power Contract with PG&E, which provides that the Projects will receive a fixed energy payment (as well as the required capacity payment) for a term of five (5) years.


         In 1996, the State of California deregulated its electric industry and, among other things, required PG&E, as well as the other two investor-owned utilities ("IOUs")in California to sell 50% of its fossil-fuel electric generation resources located in California to unaffiliated third parties, although PG&E sold more than such 50% amount. In addition, the law required that PG&E sell all the electricity produced by its remaining electric generation resources to, and purchase all of its electric energy needs from, the California Power Exchange ("CalPx"). During the early years of deregulation, this framework worked well and was profitable for PG&E because the wholesale price of electricity purchased from the CalPx was substantially lower than the "frozen" retail price of electricity that PG&E charged its end-use customers. The difference between the two prices was used by PG&E to recoup stranded investments and pay dividends to its parent, PG&E Corporation, which dividends were then invested in unregulated subsidiaries and used for other corporate purposes. However, beginning in the summer of 2000, the price for electricity increased and was substantially higher than the retail price that PG&E was permitted by law to charge. Therefore, the difference between what PG&E paid for electricity and what it could resell such electricity for resulted in huge losses.


         As a result of the California energy crisis, PG&E did not pay in full for electrical energy and capacity delivered by the NorCal Projects in December 2000 and January 2001. Accordingly, the NorCal Projects were unable to pay their natural gas supplier for the gas delivered for those months. In late January, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crisis and its inability to pay, the NorCal Projects were unable to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001. On February 1, 2000, PG&E made a partial payment equal to 15% of the amount due for December 2000. On March 5, 2001, PG&E made another partial payment equal to 15% of the amount due January 2001. These amounts were insufficient, after payroll costs are met, to cover the amount owed to the natural gas supplier. On Tuesday, February 6, 2001, the Trust shut down the NorCal Projects because the supplier of natural gas terminated deliveries of natural gas as of that date. Many QFs under contract with PG&E suffered the same fate and were forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. The NorCal Projects, along with the Sunnyside Cogeneration Partners, L.P., owner of the Monterey Project, which is owned by Power II and has a Power Contract with PG&E, instituted a lawsuit in California state court against PG&E for breach of the power contract. On April 4, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws. As a result of such filing, the action the NorCal Projects brought against PG&E in California state court was stayed pursuant to and as required under the Bankruptcy Code.

         In April of 2001, the NorCal Projects entered into an agreement with AMROC Investment, LLC ("AMROC") to sell to AMROC the NorCal Projects' rights to the outstanding PG&E accounts receivable. AMROC simply acted as the NorCal Projects' counterparty and was an intermediary for the real purchaser of the accounts receivable who entered into a purchase agreement for such receivables with AMROC. The NorCal Projects sold their accounts receivable at a discount but did so at time when PG&E was bankrupt. As indicated, the Projects had not been paid in full for the electric energy and capacity delivered during December 2000 and January 2001 and, although it had shut down operations on February 6, 2001, was nonetheless incurring substantial expenses. Selling the accounts receivable provided the NorCal Projects with available cash to pay outstanding and current expenses and shifted the risk of PG&E's bankruptcy to a third party.

         In the second half of 2001, the natural gas supplier made demands for payment of the arrears owed by the NorCal Projects. In December 2001, the Monterey and NorCal Projects (each of whom used the same natural gas supplier) and the natural gas supplier executed settlement agreement. Pursuant to the settlement agreement, the Monterey and NorCal Projects were required to pay the natural gas supplier an upfront payment against the arrearage and the remainder to be paid over the next two years at 8% interest rate per annum. The entire balance is required to be discharged no later than the end of July 2003. The payments to the natural gas supplier were based upon the amount of gas used by each project. As a result of the upfront payment, the Monterey Project has completely discharged its obligation to the natural gas supplier. The NorCal Projects are responsible for the remaining balance.

         Subsequent to its bankruptcy filing, PG&E found itself under intense pressure to pay the QFs that had shut downs operations in order to get their electric generation back online and supplying the electric starved State of California. Therefore, in an effort to get as many QFs back online as possible, PG&E sought and received approval from the CPUC to offer each QF an agreement, and corresponding amendment to their Power Contracts, which, for a term of five
(5) years, would effectively replace the variable SRAC formula for determining the energy price with a fixed energy price. Such amendment, if signed by the QF and PG&E and approved by the U.S. Bankruptcy Judge, would enable the QF to operate at a price that appeared to be reasonable in light of the circumstances at that time. In addition, a QF that executed the amendment agreed that it would not institute or dismiss existing litigation against PG&E and wait for payment from PG&E of any outstanding balance until such time as the Bankruptcy Plan of Reorganization is confirmed by the Bankruptcy Judge. Such plan has not yet been confirmed. Finally, in order to execute an amendment to the Power Contract with a fixed energy price, it was necessary to procure natural gas at a fixed price. The NorCal Projects were able to procure such supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. As a result, the NorCal Projects each executed the agreement and amendment. Until approximately August 2006, the NorCal Projects will be operating under the Amendment, which is expected to result in positive cash flow to the Projects.

(ii)  On-site Cogeneration Projects

         In September 1995, the Trust purchased the ownership interests in the On-site Cogeneration Projects, a portfolio of 35 small cogeneration Projects owned by affiliates of Eastern Utilities Associates, Inc. ("EUA"), for an aggregate purchase price of approximately $11.3 million. The Trust has invested an additional $1.4 million for capital improvements in the Projects and has expended additional amounts on remediation. The On-site Cogeneration Projects use natural gas fired turbines or reciprocating engines to provide electrical energy and/or heat for industrial uses or air conditioning purposes under contracts with a variety of industrial customers. The On-site Cogeneration Projects were located on 35 sites in California (18 sites), Connecticut (six sites), Massachusetts (two sites), New York (eight sites) and Rhode Island (one site).

         Returns from the On-site Cogeneration Projects have deteriorated since their purchase and beginning in the third quarter of 1997 the Trust has closed the majority of the Projects due to unprofitability or because of contract expirations. Because of closures and contract expirations, the Trust has recorded writedowns of $10.7 million relating to On-site Cogeneration Projects the since their purchase.

         The Massachusetts projects include the Globe Project, a 3.5 Megawatt turbine with backup diesel engines, located at a Fall River, Massachusetts facility owned by Globe Manufacturing Corp. ("Globe"). On January 13, 2001, Globe filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama, where Globe is headquartered. As a result of such filing, the Trust's litigation in Massachusetts was closed and dismissed by the District Court in Massachusetts without prejudice to restore it pending the termination and outcome of the bankruptcy proceeding. Globe has entered into an Asset Purchase Agreement to sell substantially all of its assets, including the Fall River facility. The Asset Purchase Agreement and the terms of the sale were approved by the Bankruptcy Court. The Power Contract that the Trust has with Globe has been rejected by Globe in the Bankruptcy Court proceedings. Effectively the Power Contract has been terminated and the Trust has "rejection" damages claims against Globe, but given Globe's financial condition it is not likely that significant amounts of money will be available to pay such rejection damages. The Trust has made contact with the purchaser of the Globe assets regarding the possibility of the Trust selling power to either the new purchaser, pursuant to the same or renegotiated Power Contract, or to the wholesale market. Such discussions have not been positive. There is a possibility that the new purchaser will close and/or sell the Fall River facility. In such event, the Globe Project's equipment may have to be removed from the Fall River site at significant cost.

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

         RPM has management responsibility for the On-site Cogeneration Projects. See Item 10 -- Directors and Executive Officers of the Registrant.

 (iii) Ridgewood/AES Power Partners, LLC.

         The Trust engaged AES-NJ Cogen, Inc., a small operator of cogeneration plants ("AES") that is not affiliated with the Trust, to operate eight of the smallest On-Site Cogeneration Projects. In September 1997 the Trust and AES created a joint venture, Ridgewood/AES Power Partners, L.P. ("Ridgewood AES") to develop additional small cogeneration projects in the New York metropolitan area. The Trust supplies capital and AES supplies development services. At December 31, 1999 Ridgewood AES owned eight cogeneration projects at hotels and hospitals in New York and New Jersey.

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

(v)  Ridgewood El Segundo, LLC

         In April 1998, the Trust purchased an additional cogeneration project located at a food preparation facility for the Los Angeles International Airport from a private developer. The project is located within one mile of an On-Site Cogeneration Project also owned by the Trust at the Airport. During 2000, the Trust analyzed the carrying value of the El Segundo Project assets using an estimated undiscounted cash flow analysis and wrote down the value of the Project to zero. During much of 2001, the project was idle due to the high costs of natural gas, although negotiations with the owner of the food preparation facility have begun and the Trust is hopeful that the project will soon be operating.

(vi)  Providence Project

         The Trust and Power IV acquired in April 1996 all of the equity interest in an landfill gas-fired electric generating facility, located on land adjacent to the Central Landfill, near Providence, Rhode Island. The Trust invested $7.1 million in the Providence Project and Power IV supplied the remainder of the $20 million investment in the Project. The Trust owns 35.7% of the Providence Project and Power IV owns the remaining 64.3%. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Providence Project was encumbered by $5.4 million of debt maturing in installments through 2004. As of December 31, 2001, the total investment was $5,478,000.

         The Project burns methane gas generated by the decomposition of garbage and other waste in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 megawatts (MW)with New England Power Company ("NEP") that expires in 2020.

         The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency ("RIRRC"), for a royalty of 15% of net Project revenues (increasing from 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the piping system and other facilities to collect the methane gas from the Landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

         As described in more detail in Item 3 - Legal Proceedings, the Providence Project, RIRRC and Gasco were all named by the United States Environmental ("EPA") Agency in certain Administrative Orders in which the EPA alleged various violations of environmental law and regulations. The Providence Project has entered into a Consent Decree with the EPA settling all alleged claims against the Providence Project. Currently, RIRRC and Gasco are finalizing a consent decree with the EPA that will settle the EPA's alleged claims against RIRRC and Gasco and require that certain actions be taken and maintained in the future to maintain the landfill and gas collection systems.

         In addition, throughout the Trusts' ownership of the Providence Project, there situation have occurred at the landfill regarding Gasco's operation and maintenance of the gas collection system, which has convinced the Trust and Power IV that the gas collection system could be operated and maintained more efficiently and economically and could provide higher quality, and greater quantities of, landfill gas. The resulting savings in costs and increase in quantity and quality of methane gas will benefit the Providence Project. In addition, RIRRC currently anticipates that the Central Landfill will be capable of providing landfill gas from new phases that could fuel an additional 12 MW.

         Therefore, the Trust and Power IV have formed Ridgewood Gas Services, LLC, which is currently negotiating with RIRRC and Gasco for the right to operate and maintain the gas collection systems owned by RIRRC and Gasco. As part of the transaction, Ridgewood Rhode Island Generation, LLC, also owned by the Trust and Power IV, will obtain rights to landfill gas from RIRRC and develop and additional 7.5 MW landfill gas-fired electric generation facility. Such negotiations, however, are not final and there is no guarantee that such transaction will be negotiated and finalized.

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

         The Managing Shareholder organized RPM to provide operating management for the Projects. See Item 10 -- Directors and Executive Officers of the Registrant and Item 13 -- Certain Relationships and Related Transactions for further information regarding the Operation Agreement with RPM and for the cost reimbursements received by RPM.

         Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid or, in the On-site Cogeneration Projects, by direct connections.

         Generally, revenues from the sales of electric energy from a cogeneration facility will represent the most significant portion of the facility's total revenue. However, to maintain their status as a QF under PURPA, it is imperative that each cogeneration Project continue to satisfy PURPA cogeneration requirements as to the amount of thermal products generated. Therefore, since the Byron and San Joaquin cogeneration Projects have only two customers (the electric energy purchaser and the thermal products purchaser), and because it may be impractical to obtain replacement purchasers of either the electrical or thermal output, loss of either of these customers would likely have a material adverse effect on the Trust.

         Customers that accounted for more than 10% of consolidated revenue to the Trust in each of the last three fiscal years are:

                                           Calendar year
                                   2001           2000          1999
Pacific Gas & Electric Co.
 (San Joaquin & Byron Projects)    53.1%          68.3%        42.6%
Coca Cola Bottling Plant of New
  York (Coca Cola Project)         17.4%          11.4%         8.1%
Globe Manufacturing Co.
 (Globe Project)                    -               -          24.3%

         Note that the financial statements of the Providence Project are not consolidated with those of the Trust and, accordingly, its revenues are not considered to be operating revenues.

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

     (4)  Trends in the Electric Utility and Independent Power Industries

         The year 2001 was an extremely volatile and unpredictable year for the electric generation and independent electric power industry. In the State of California, where the NorCal Projects are located, the year began with the state experiencing severe electricity shortages. Such shortages were due to a variety of factors including, but not limited to, seriously flawed electric deregulation legislation and implementation, explosive growth in California's electric consumption, the failure of the state to add significant electric generation, environmental regulations, electric transmission constraints, natural gas shortages, and the lack of available electric supply from other areas of the western United States. As a result, California, particularly San Francisco, experienced rolling blackouts, high wholesale electric prices, and subsequently, retail electric rates soared, and the California investor owned electric utilities ("IOUs") experienced severe and critical cash shortages due, in large part, to the fact that for 2000 and part of 2001 their rates to retail consumers were frozen such that increased wholesale prices could not be passed on to consumers. PG&E thus declared bankruptcy in April 2001 and for much of the summer and fall of 2001, it was not at all clear whether Southern California Edison Company would be able to survive without declaring bankruptcy. Moreover, other parts of the United States, particularly New England, experienced wholesale price spikes and shortages and while there was speculation that such areas would experience California type blackouts and shortages, such events never materialized.

         Predictably, legislators, regulators and consumer advocates diverted blame for the "electric crisis" on attempts by independent power producers, other generators of electric energy and marketers of such energy to exert market power and manipulate the market to, effectively, extract monopoly type prices from California. Such assertions, however, have not been proven to be factual, although investigations at various levels of government still continue. It appears that the causes of the crisis are much more complex and the assertions typical political rhetoric. Nevertheless, despite such rhetoric, the legislators and regulators did respond rather rapidly to the electric crisis. For example, the Federal Energy Regulator Commission ("FERC") removed certain vestiges of California's deregulation legislation (such as the requirement that all California IOUs buy and sell all of the electricity through a short term, highly unpredictable energy market), imposed wholesale price caps, allowed excess power from QFs to be sold to third parties, and instituted certain price mitigation policies. In addition, the State of California responded also by increasing the retail electric rates to reflect more accurately the wholesale electric price, providing incentives for conservation, streamlining the permitting process so as to increase and speed the construction of new electric generation, and beginning itself, through the California Department of Water Resources ("DWR"), to purchase power on behalf of the IOUs and enter into long-term power contract to ensure and maintain adequate supply.

         During 2001, as a result of the high wholesale prices in California and other parts of the United States, independent power producers naturally responded by either purchasing additional existing electric generation or announcing plans to build additional new electric generation. There were estimates that an additional 50,000 MWs would be constructed during the next several years. While such purchasing and proposed construction began prior to 2001 and was not all in response to the California electric crisis, there is not doubt that such crisis accelerated IPP purchasing and proposed construction.

         However, as 2001 progressed the electric crisis appeared to fade and wholesale prices fell significantly. Such change was due in large measure to the work of the DWR, as well as an extremely mild summer in California, an increase electric conservation and a decrease in natural gas prices, which fuel an overwhelming majority of the power plants in California.

         In April of 2001, the California Legislature authorized the California Power Authority ("CPA"), a state agency, to issue up to $5 billion dollars in revenue bonds to solve the states electricity problems, although such bond issue has not been completed. The CPA is charged with the responsibility of maintaining adequate reserves and supplies of electricity at reasonable costs such that the shortages experienced by California would not likely occur in the future. To that end, the CPA has been negotiating with IPPs that entered into long-term contracts with the DWR in an attempt to lower the rates paid by the DWR (i.e., the State of California) for such electric energy. In addition, the CPA is responsible for ensuring that California's electric supply portfolio includes a significant amount of renewable resources.

         In addition to the problems described above regarding California, on December 2, 2001, Enron Corp. ("Enron") filed for protection under the U.S. Bankruptcy Code in the largest bankruptcy filing in United States history. While extremely complicated and still the subject of a large number of congressional and regulatory agency investigations, it appears that the Enron bankruptcy resulted in large measure to the restatement of earnings and reduction of shareholders' equity that Enron announced due to accounting irregularities. Because Enron is primarily a power marketer that relies heavily on an investment grade credit to conduct its power marketing business, when the restatements were announced, rating agencies, such as Moody's and Standard & Poor's, lowered Enron's credit rating, which in turn caused Enron's trading partners to liquidate power contracts and/or refuse to continue to conduct business with Enron. Enron's bankruptcy soon resulted.

         As a result of Enron's bankruptcy, many independent power producers have seen their stock prices and credit rating plummet. In an attempt to reverse such events, many have attempted to "clean-up" their balance sheets and reduce debt by either selling (or attempting to sell) power facilities recently purchased and have also cancelled proposed new construction. In addition to Enron's bankruptcy, the extremely low wholesale prices, the erratic regulatory framework and the act that many states, including California, have either canceled deregulation or limited its scope and appeal, have all contributed to decision to discontinue construction of new power plants. Although electric supply is currently meeting demand nationwide due, in large measure, to mild weather, low gas prices, new generation already online, and the economic downturn, there is a possibility that should the economy turn around, gas prices increase, conservation decrease and demand increase, shortages nationwide could result. While such shortages could create social and political problems for entities that own and operate electric generation facilities, such as the Trust, electric shortages generally equate to higher wholesale electric prices and a favorable market within which to sell electric energy .

         In conclusion, the trend in the industry, as a result of the matters detailed below, may be a retrenching and reversion to a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many of those charged with the responsibility of investigating the Enron or the California problems have not disavowed deregulation. In any event, such market changes and reporting requirements, if adopted, may not impact upon the Byron and San Joaquin Projects, both of which currently have a Power Contract with PG&E.

         The remaining On-site Cogeneration Projects and the Ridgewood AES and El Segundo Projects, which have "shared savings" contracts, are exposed to the changes in the electric industry that are being caused by wholesale and retail deregulation, as explained below. To date, these deregulation efforts have not had material adverse effects on these Projects, but there is the potential for some impact on revenues in 2000 and later years. The Trust has no direct exposure to Enron. The Trust's indirect exposure to Enron cannot yet be determined.

(5)  Competition

         The San Joaquin, Byron and Providence Projects, as described above, are not currently subject to competition because those Projects have entered into long-term agreements to sell their output at specified prices. However, if the Power Contracts were terminated for any reason, the San Joaquin and Byron Projects could be subject to future competition to market its electricity output However, the Trust believes that in the near term, until additional generation resources are completed and brought on-line, it could sell its output in California profitably, although for a variety of factors, including the volatility of natural gas prices, unexpected legislation and litigation, there is no guarantee that it may be able to do so.

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

         Competition to market its energy products is generally not a factor in the current operations of the Trust since the major Projects in which it invests and proposes to invest have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its energy products if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser due to bankruptcy or insolvency of the purchaser or because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; loss of a cogeneration facility's status as a QF due to failure to meet minimum steam output requirements; or other reasons. It is impossible at this time to estimate the level of marketing competition that the Trust would face in any such event.

         The Units compete against numerous other fleets of mobile power generation equipment on a regional and international level. To some extent local or governmental electricity utilities also compete to provide short-term electricity in less remote areas. Hawthorne owns many units in its rental fleet but has agreed to market the Trust's Units on a basis at least as favorable at it does for its own equipment. Demand for the Units is heavily dependent on the level of construction and civil engineering work in the Southern California area and on the availability of equipment from vendors, other area rental fleets and, to a limited extent, from outside-of-area fleets. Demand can be very volatile. Further, after one year, Hawthorne can cancel the marketing agreement on 5 days' notice.

(iv)  Potential Legislation and Regulation.

         All federal, state and local laws and regulations, including but not limited to PURPA, the Holding Company Act, the 1992 Energy Act and the FPA, are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Trust.

(6)  Regulatory Matters.

          The Projects are subject to energy and environmental laws and regulations at the federal,state and local levels in connection with development ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

(i)  Energy Regulation.

         (A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. QFs under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be QFs if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership.

         The exemptions from extensive federal and state regulation afforded by PURPA to QFs are important to the Trust and its competitors. The Trust believes that each of its Projects is a QF. If a Project loses its QF status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

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

         (C) The Federal Power Act("FPA"). The FPA grants FERC exclusive rate-makingjurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of- service approach or determined through competitive bidding or negotiation. While QF under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-QFs are subject to the FPA and to FERC rate-making jurisdiction.

         (D) Fuel Use Act. Larger Projects may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act. The Trust believes that the Byron and San Joaquin Projects are coal-capable and thus qualify for exemption from the Fuel Use Act.

         (E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not QFs under PURPA, and which are considered public utilities in many states. In addition, states may assert jurisdiction over the siting and construction of non-QFs and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-QFs by state public utility regulatory commissions varies from state to state.

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

         The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and stormwater discharges from the Projects. These are generally enforced by states under permits for point sources of discharges and by stormwater permits. Under the Clean Water Act, such permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges to groundwaters or streams.

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

(e)  Employees.

         The Projects are operated by RPM and accordingly the Trust has no employees. The persons described below at Item 10 - Directors and executive officers of the Managing Shareholder and RPM serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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

                                   Approximate
                                            Approx-    Square         Descrip-
                       Ownership  Ground     imate    Footage of        tion
                       Interests  Lease     Acreage    Project (Actual   of
Project      Location   in Land  Expiration  of Land  or Projected)    Project

Byron         Byron,      Leased    2021         2      28,000      Gas-fired
            California                                            cogeneration
                                                                      facility
San Joaquin  Atwater,     Leased    2021         1      25,000       Gas-fired
            California                                            cogeneration
                                                                      facility
On-Site        Sites     Leased   various       n/a       n/a     Inside-the-
 Cogen-        in CA,       or                                          fence,
 eration      MA and     licensed                                   gas-fired
                 NY                                                 or diesel-
                                                                       fueled
                                                                  cogeneration
                                                                   engines and
                                                                    generators
Providence   Providence,  Leased    2020         4      10,000       Landfill
             Rhode Island                                            gas-fired
                                                                    generation
                                                                      facility
Ridgewood     Sites in    Licensed  various     n/a       n/a      Inside-the-
 AES          NY and NJ                                             fence, gas-
                                                                   fired
                                                                 cogeneration
                                                                  engines and
                                                                  generators
Ridgewood    Los Angeles, Licensed              n/a        n/a   Inside-the-
 El Segundo   CA                                                  fence, gas-
                                                                  fired
                                                                  cogeneration
                                                                  facility

Item 3.  Legal Proceedings.

         In January 2000 and August 2000, the United States Environmental Protection Agency ("EPA") issued "Administrative Orders" to the Providence Project, the Rhode Island Resource Recovery Corporation ("RIRRC"), the owner and operator of the Johnston, Rhode Island landfill, and Central Gas Corporation, Central Gas LTD Partnership, LKD Central Limited Partnership and LKD Energy Corporation (collectively "GASCO"), the owner and operator of a gas collection system at the landfill which provides gas to the Providence Project. With respect to the Providence Project, the EPA believed it to be in violation of certain provisions of the Clean Air Act and certain federal regulations in connection with the Providence Project's operations at the Johnston, Rhode Island landfill. Although Ridgewood denied the EPA's claims, the EPA and Ridgewood settled the EPA's claims against Ridgewood through the mechanism of a Consent Agreement and Order that will fully resolve the EPA's claims against the Providence Project in consideration and paid an administrative penalty of approximately $25,000 in 2001.

         In addition to the foregoing, the RIRRC and GASCO entities are being pursued by the EPA for alleged violations of federal statutes and regulations concerning their operations. RIRRC and GASCO may or may not settle those claims with the EPA. If GASCO or RIRRC do not settle the EPA's claims, there is a potential that GASCO or RIRRC could assert claims against the Providence Project based on contractual agreements between Ridgewood, GASCO and RIRRC. The nature of such claims and any evaluation of the range of any potential exposure from them is premature at this time.

         On October 8, 1999, the Trust, through a subsidiary, filed a lawsuit against Globe Manufacturing Company in the United States District Court for the District of Massachusetts, claiming that Globe had unjustifiably cancelled the energy services agreement by which the Trust's subsidiary ran a 3.5 Megawatt, inside-the-fence, cogeneration project at Globe's manufacturing plant. The case is in discovery. The Trust is claiming damages in excess of $4 million. The case has been closed without prejudice pending the termination of the Globe Bankruptcy proceedings. Given the financial condition of Globe, the Trust does not believe that sufficient assets will remain to pay any judgment against Globe and therefore has determined not to pursue the litigation and is awaiting a determination from the Bankruptcy Court as to whether any funds are available to pay rejection damages.

         In March of 2001, the NorCal Projects, along with the Monterey Project owned by Power II, instituted a lawsuit in California State Court against PG&E for its failure to pay for energy and capacity delivered during December 2000 and January 2001. As detailed above, that lawsuit was stayed when PG&E filed for bankruptcy on April 4, 2001 and ultimately dismissed when the NorCal Projects and the Monterey Project executed an agreement and amendment to the Power Contract with PG&E.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration as a result of such withdrawal, including, but not limited to, deleting of the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 18, 2001. A total of 391.8444 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company."

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

            The Managing Shareholder has investigated the possibility and feasibility of a combination of the six Trusts and the Egypt Fund into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

         As of the date of this Form 10-K, there are 780 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years ended December 31, 2001 and 2000:

                             Year ended            Year ended
                         December 31, 2001      December 31, 2000
Total distributions
 to Investors             $  --                 $  1,763,304
Distributions per
 Investor Share           $  --                        4,500
Distributions to
 Managing Shareholder     $  --                       17,811

         The Managing Shareholder discontinued quarterly distributions effective January 1, 2001. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover anticipated expenses. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Occasionally, distributions may include funds derived from the release of cash from operating or debt service reserves. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the trust is organized to return net cash flow rather that accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the years 1997 through 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company. The selected financial data for 1997 and 1998 were derived from unaudited data.

Selected Financial Data
                        As of and for the year ended December 31,
                     2001      2000      1999       1998        1997
                             Restated   Restated  Restated    Restated
Total Fund Information:

Revenues         $6,383,067 $9,590,113 $9,735,514 $11,364,992 $13,355,865
Net income (loss)(1,482,487)(2,521,130) 1,091,759  (2,049,175) (3,092,980)
                               (A)        (B)         (C)         (D)
Net assets
(shareholders'
  equity)        15,629,674 17,112,161 21,414,406  22,699,866  25,044,088
Investments in
 Plant and
 Equipment (net
 of depreciation) 7,863,053  8,468,270 11,904,223  11,152,886  11,499,289
Investment
 in Power
 Contract(net
 of amortization) 1,291,320  1,363,060  1,434,800   1,506,540   1,434,798
Total assets     17,480,795 18,919,336 21,255,421  24,405,244  25,732,315
Long-term
obligations         250,000         --         --          --          --
Per Share:
Revenues             16,290     24,474     24,845      29,004      34,084
Net income(loss)     (3,783)    (6,434)     2,786      (5,230)     (7,893)
                       (A)        (B)         (C)         (D)
Net asset value      39,887     43,671     54,650      57,931      63,913
Distributions
 to Investors            --      4,500       6,006      6,003        7,771

(A) Includes writedowns of investments of $2,780,083 ($7,095 per Investor Share). (B) Includes $1,581,308 of income from arbitration award ($4,036 per Investor Share) (C) Includes writedowns of investments of $4,055,214 ($10,349 per Investor Share) and income of $1,265,122 ($3,229 per Investor Share) from arbitration award. (D) Includes writedowns of investments in 1997 of $4,743,631 ($12,106 per Investor Share).

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Outlook

The Providence, San Joaquin and Byron Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts expiring in 2020. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Projects to operate profitably.

Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Significant Accounting Policies

The Trust's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimate useful lives of the Trust's plant and equipment range from 10 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Trust's operating results in the period in which the estimate is revised and subsequent periods. The Trust evaluates the impairment of its long-lived assets (including power sales contracts) based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Trust's operating results and financial condition.

Results of Operations

The year ended December 31, 2001 compared to the year ended December 31, 2000.

Total revenues decreased $3,207,000, or 33%, to $6,383,000 in 2001 from $9,590,000 in 2000. The decrease in revenues is due primarily to the shut down of the San Joaquin and Byron Projects from February to August 2001 due to PG&E's non-payment of amounts owed to the project (see Item 1(c)iii).

Gross profit, which represents total revenues reduced by cost of sales, decreased by $1,674,000 to a gross loss of $162,000 in 2001 from a gross profit of $1,512,000 in 2000. The decrease in gross profit primarily reflects the decrease in revenues discussed above. Cost of sales decreased by $1,533,000 or 19% from $6,545,000 in 20001 from $8,078,000 in 2000 due to the shut down on the San Joaquin and Byron Projects for almost six months in 2001 and lower depreciation caused by the writedown of the Globe Project. The decrease in cost of sales was less than the decrease in total revenues because the price of natural gas was substantially higher in 2001 compared to 2000.

General and administrative expenses increased $34,000, or 4%, to $835,000 in 2001 from $801,000 in 2000. The increase reflects higher legal expenses in 2001 partially offset by lower expenses associated with the sale of PG&E receivables to Amroc (which decreased $117,000 from $512,000 in 2000 to $229,000 in 2001 reflecting the greater amount of 2000 receivables sold as compared to 2001 receivables). The 2001 legal expenses primarily related to the dispute with PG&E discussed in Item 3 above.

In 2000, the Trust recorded a writedown of $2,780,000 related to its investment in the Globe Project which had ceased operations. The Trust did not record any writedowns of projects in 2001.

The management fee paid to the Managing Shareholder decreased by $100,000, or 17%, to $493,000 in 2001 from $593,000 reflecting the lower net assets of the Trust.

The loss from operations decreased $1,172,00, or 44%, to $1,490,000 in 2001 from $2,662,000 in 2000 primarily reflecting the absence of the writedown of the Globe Project partially offset by the deterioration in results from the Byron and San Joaquin Projects.

Other income, net, decreased by $133,000 or 94%, to $8,000 in 2001 from $141,000 in 2000. The decrease is primarily due to costs incurred in issuing the "Notice of Solicitation of Consents" to investors. The Trust's equity income in the Providence Project decreased slightly in 2001 compared to 2000 due to higher overhead costs but was partially offset by the absence of interest expense in 2001.

The Trust's net loss decreased $1,039,00, or 41%, to $1,482,000 in 2001 from $2,521,000 in 2000 primarily reflecting the absence of the writedown of the Globe Project partially offset by the deterioration in results from the Byron and San Joaquin Projects.

The year ended December 31, 2000 compared to the year ended December 31, 1999.

         Total revenues decreased $146,000, or 1%, to $9,590,000 in 2000 from $9,736,000 in 1999. The decrease in revenues was primarily attributable to a $2,367,000 drop in revenue from the Globe Project offset by a $2,405,000 increase in revenue from the Byron and San Joaquin Projects. The decrease in the revenue from the Globe project reflected its shutdown in 1999. The increase in revenue from the Byron and San Joaquin Projects reflect their election to switch the pricing of its electricity sales from a cost based price to a market based price in the third quarter of 2000.

Gross profit, which represents total revenues reduced by cost of sales, increased $1,412,000 to $1,512,000 in 2000 from $100,000 in 1999. The increase primarily reflects the higher electricity prices received by the Byron and San Joaquin Projects.

General and administrative expenses increased $661,000, or 472%, to $801,000 in 2000 from $140,000 in 1999. The increase primarily reflects $512,000 of expenses recorded in 2000 associated with the sale of PG&E receivables generated by the Byron and San Joaquin projects. The remaining increase was primarily due to legal expenses associated with the Globe Project.

In 2000, the Trust recorded a writedown of $2,780,000 related to its investment in the Globe Project. The Trust recorded $17,000 of writedowns of projects in 1999.

The management fee paid to the Managing Shareholder was relatively unchanged at $593,000 in 2000, down $2,000 from the $595,000 recorded in 1999.

The loss from operations increased $2,010,000 to $2,662,000 in 2000 from $652,000 in 1999, primarily reflecting the 2000 writedown of $2,780,000 partially offset by the improved results of the Byron and San Joaquin Projects.

Other income, net, decreased by $1,603,000 or 92%, to $141,000 in 2000 from $1,744,000 in 1999. The decrease is primarily due to the absence in 2000 of income of $1,581,000 resulting from arbitration proceedings related to the acquisition of the on-site cogeneration projects. The Trust's equity income in the Providence Project increased slightly in 2000 compared to 1999 due to lower maintenance costs but was partially offset by interest expense in 2000.

The Trust recorded a net loss of $2,521,000 in 2000 compared to net income of $1,092,000 in 1999, a change of $3,613,000. This deterioration primarily reflects the 2000 writedown of $2,780,000 and the absence of the 1999 arbitration income of $1,581,000, partially offset by the improved results of the Byron and San Joaquin Projects.

Liquidity and Capital Resources

In 2001, the Trust's operating activities used 362,000 of cash and in 2000 they generated $1,492,000 of cash.

Cash generated from investing activities in 2001 and 2000 was $323,000 and $108,000, relating to distributions from the Providence Project partially offset by capital expenditures.

Cash used by financing activities of $1,781,000 in 2000 represents distributions to shareholders. The Trust ceased making distributions to shareholders in the first quarter of 2001.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $757,000. The credit line was extended until July 31, 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. In the second quarter of 2000, the Trust borrowed $725,000 under the line of credit which it repaid in the fourth quarter. There were no borrowings under the line of credit in 2001. The Trust has issued through its bank two standby letters of credit totaling $740,000 to secure gas purchases for the Byron and San Joaquin Projects. These standby letters of credit are collateralized by the line of credit and reduce the amount that may be borrowed under the line of credit from $757,000 to $17,000.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to two letters of credit, each in the amount of $370,000, issued by the Byron and San Joaquin Projects which are collateralized by the Trust's line of credit facility. The letters of credit expire in August 2002 and the Byron and San Joaquin Projects and the Trust anticipate renewing them annually through 2006. The letters of credit secure the gas purchases of the Byron and San Joaquin Projects.

The Providence Project has secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:
2002      $ 868,098
2003        955,202
2004        867,223
2005              -
2006              -

The Byron and San Joaquin Projects have certain long-term obligations relating to their Power Contracts with PG&E and their Gas Agreements with Coral. The Providence Project has certain long-term obligations relating to its Power Contract with NEP, its property lease and its arrangements with its gas supplier. The On-site Cogeneration Project, Ridgewood AES and the El Segundo Project also have certain long-term obligations with the companies owning the facilities where they are sited. None of these long-term obligations are guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2002 their cash flow from operations will be sufficient to meet their obligations.

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

                        December 31, 2001
                       Expected Maturity Date
                            2001
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 388,000
Average interest rate                              1.77%

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheet at December 31,
  2001 and 2000                                        F-3
Consolidated Statement of Operations for the
  three years ended December 31, 2001                  F-4
Consolidated Statement of Changes in Shareholders' Equity for the three years
  ended December 31, 2001                              F-5
Consolidated Statement of Cash Flows for the three
  years ended December 31, 2001                        F-6
Notes to Consolidated Financial Statements             F-7 to F-10

Financial Statements for Ridgewood Providence Power Partners, L.P.

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

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these funds are similar to those of the Trust.

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

         Robert E. Swanson, age 55, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 43, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 54, has been the Executive Vice President and Chief Operating Officer of the Managing Shareholder, RPM, the Trusts and Other Power Trusts since April 2000. Before that, he had assumed the duties of Chief Financial Officer of these entities in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power.

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

         Daniel V. Gulino, age 41, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust and Other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 37, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP, which is the Trust's independent certified public accountant. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 49, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

(c)  Management Agreement.

         The Trust has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation, and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

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

         Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days' prior notice by a majority in interest of the Investors or the Managing Shareholder. The Management Agreement is subject to amendment by the parties with the approval of a majority in interest of the Investors.

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

(e) Corporate Trustee

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

         The executive officers of RPM are the same as for the Managing Shareholder as set forth above.

Item 11.  Executive Compensation.

         The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

         Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

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

         The Managing Shareholder purchased for cash of $84,000 in the offering one full Investor Share. By virtue of its purchase of an Investor Share, the Managing Shareholder is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other executive officers of the Trust acquired Investor Shares in the Trust's offering.

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

         The Trust made distributions in 1998 and 1999 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:

                2001         2000         1999        1998          1997
Managing      $492,430     $592,664     $594,576    $673,933      $766,866
Shareholder
Cost
Reimburse-  $11,946,145   $12,143,034  $15,813,187   15,617,631   14,308,444
ments
RPM

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     See the Index to Consolidated Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     The Trust filed a report on Form 8-K on December 20, 2001 in which the Trust reported upon the results of its consent solicitation to withdraw its election as a business development company under the Investment Company Act of 1940 and make certain conforming amendments to the Declaration of Trust.

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


RIDGEWOOD ELECTRIC POWER TRUST III (Registrant)

By:/s/ Robert E. Swanson    President               April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                April 15, 2002
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and       April 15, 2002
Christopher Naunton       Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder            April 15, 2002
By:/s/ Robert E. Swanson    President
Robert E. Swanson

           Ridgewood Electric Power Trust III

           Consolidated Financial Statements

            December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Shareholders of
Ridgewood Electric Power Trust III:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III and its subsidiaries (the "Trust") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2, effective on December 18, 2001, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation under the Investment Company Act of 1940. As a result, accounting principles generally accepted in the United States of America for investment companies no longer applied to the Trust and the Trust adopted accounting principles generally accepted in the United States of America applicable to operating companies. The financial statements of the Trust for December 31, 2000 and 1999 have been restated to reflect the application of accounting principles generally accepted in the United States of America for operating companies.


PricewaterhouseCoopers
Florham Park, NJ

April 2, 2002

Ridgewood Electric Power Trust III
Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                           December 31,
                                                   ----------------------------
                                                       2001             2000
                                                                      Restated
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    387,672    $    426,127
Restricted cash ................................        297,430            --
Trade receivables, net of allowance
 of $512,105 in 2000 ...........................        762,394       2,018,543
Due from affiliates ............................        767,529         755,800
Other current assets ...........................         77,503         199,400
                                                   ------------    ------------

      Total current assets .....................      2,292,528       3,399,870

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      5,477,894       5,688,136

Plant and equipment ............................     11,676,568      11,643,321
Accumulated depreciation .......................     (3,813,515)     (3,175,051)
                                                   ------------    ------------
                                                      7,863,053       8,468,270
                                                   ------------    ------------

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (502,180)       (430,440)
                                                   ------------    ------------
                                                      1,291,320       1,363,060
                                                   ------------    ------------

Other non-current assets .......................        556,000            --
                                                   ------------    ------------


      Total assets .............................   $ 17,480,795    $ 18,919,336
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,360,026    $    966,834
Due to affiliates ..............................        241,095         840,341
                                                   ------------    ------------
      Total current liabilities ................      1,601,121       1,807,175

Non-current liabilities ........................        250,000            --

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (391.8444 investor
 shares issued and outstanding) ................     15,804,411      17,272,073
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (174,737)       (159,912)
                                                   ------------    ------------
      Total shareholders' equity ...............     15,629,674      17,112,161
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 17,480,795    $ 18,919,336
                                                   ------------    ------------




   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                      -----------------------------------------
                                         2001           2000            1999
                                                      Restated        Restated
                                      -----------    -----------    -----------

 Power generation revenue .........   $ 5,978,365    $ 9,272,661    $ 9,646,782
 Rental revenue ...................       404,702        317,452         88,732
                                      -----------    -----------    -----------

    Total revenue .................     6,383,067      9,590,113      9,735,514

Cost of sales, including
 depreciation and amortization
  of $710,204, $1,035,297 and
   $925,854 in 2001, 2000 and
    1999 ..........................     6,545,145      8,078,257      9,635,398
                                      -----------    -----------    -----------

Gross profit (loss) ...............      (162,078)     1,511,856        100,116

General and administrative expenses       835,410        801,464        139,946
Write down of investments in power
 generation projects ..............          --        2,780,085         17,560
Management fee paid to managing
 shareholder
                                          492,430        592,644        594,576
                                      -----------    -----------    -----------
     Total other operating expenses     1,327,840      4,174,193        752,082
                                      -----------    -----------    -----------

Loss from operations ..............    (1,489,918)    (2,662,337)      (651,966)
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        32,337         26,657         61,873
   Interest expense ...............          --          (36,199)          --
   Equity income from Ridgewood
    Providence Power Partners, L.P.       168,919        222,528        171,984
    Income from arbitration award .          --             --        1,581,308
    Other expense .................      (193,825)       (71,779)       (71,440)
                                      -----------    -----------    -----------

     Other income (expense), net ..         7,431        141,207      1,743,725
                                      -----------    -----------    -----------

Net income (loss) .................   $(1,482,487)   $(2,521,130)   $ 1,091,759
                                      -----------    -----------    -----------














  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III

Consolidated Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------





                                               Managing
                            Shareholders      Shareholder      Total


Shareholders' equity,
 December 31, 1998 .....   $ 22,803,902    $   (104,036)   $ 22,699,866

Cash distributions .....     (2,353,447)        (23,772)     (2,377,219)

Net income for the year       1,080,841          10,918       1,091,759

Shareholders' equity,
 December 31, 1999 .....     21,531,296        (116,890)     21,414,406

Cash distributions .....     (1,763,304)        (17,811)     (1,781,115)

Net loss for the year ..     (2,495,919)        (25,211)     (2,521,130)

Shareholders' equity,
 December 31, 2000 .....     17,272,073        (159,912)     17,112,161

Net loss for the year ..     (1,467,662)        (14,825)     (1,482,487)

Shareholders' equity,
 December 31, 2001 .....   $ 15,804,411    $   (174,737)   $ 15,629,674
                           ------------    ------------    ------------
















  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                              Year Ended December 31,
                                      -----------------------------------------
                                          2001          2000            1999
                                                       Restated       Restated
                                      -----------    -----------    -----------

Cash flows from operating
 activities:
     Net income (loss) ............   $(1,482,487)   $(2,521,130)   $ 1,091,759
                                      -----------    -----------    -----------

     Adjustments to reconcile net
      income (loss) to net cash
       flows from operating
         activities:
     Depreciation and
      amortization ................       710,204      1,035,297        925,854
     Provision for doubtful
      accounts ....................          --          512,105           --
     Writedown of investment in
      power generation project ....          --        2,780,085           --
     Equity in earnings from
      unconsolidated Ridgewood
       Providence Power Partners
        L.P .......................      (168,919)      (222,528)      (171,984)
     Changes in assets and
      liabilities:
        Restricted cash ...........      (297,430)          --             --
       Decrease (increase) in
        trade receivables .........     1,217,945     (1,502,692)        35,492

       Decrease in other current
        assets ....................       121,897         58,026        398,039
       (Increase) decrease in other
         non-current assets .......      (556,000)          --            1,500
       Increase (decrease) in
        accounts payable and
         accrued expenses .........       393,192        423,822       (129,983)
       (Decrease) increase in due
         to affiliates, net .......      (550,342)       929,290       (211,051)
       Increase in non-current
        liabilities ...............       250,000           --             --
                                      -----------    -----------    -----------
         Total adjustments ........     1,120,547      4,013,405        847,867
                                      -----------    -----------    -----------

       Net cash (used in) provided
        by operating activities ...      (361,940)     1,492,275      1,939,626
                                      -----------    -----------    -----------

Cash flows from investing
 activities:
     Cash distribution from
      Ridgewood Providence
       Power Partners L.P. ........       356,732        414,734        232,050
     Capital expenditures .........       (33,247)      (307,689)    (1,605,451)
                                      -----------    -----------    -----------
      Net cash provided by
      (used in)investing activities       323,485        107,045     (1,373,401)
                                      -----------    -----------    -----------

Cash flows from financing
  activities:
      Borrowings under line of
       credit facility ............          --          725,000           --
      Repayments under line of
       credit facility ............          --         (725,000)          --
     Cash distributions to
      shareholders ................          --       (1,781,115)    (2,377,219)
                                      -----------    -----------    -----------
       Net cash used in financing
        activities ................          --       (1,781,115)    (2,377,219)
                                      -----------    -----------    -----------

Net decrease in cash
 and cash equivalents .............       (38,455)      (181,795)    (1,810,994)
Cash and cash equivalents,
 beginning of year ................       426,127        607,922      2,418,916
                                      -----------    -----------    -----------

Cash and cash equivalents,
 end of year ......................   $   387,672    $   426,127    $   607,922
                                      -----------    -----------    -----------










  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

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

Ridgewood Energy Holding Corporation, a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

"Business Development Company" election
Effective April 16, 1994, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 ("the 1940 Act") and registered its shares under the Securities Exchange Act of 1934.

In November 2001, through a proxy solicitation the Trust requested investor consent to end the BDC status. On December 18, 2001, the consents were tabulated and more than 50% of the investor shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

2.       Summary of Significant Accounting Policies

Accounting Changes
As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented have been restated to reflect the use of consolidation and equity method accounting principles.

Principles of consolidation
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Trust to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, with no material impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years with a weighted average of 18 and 14 years at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, the Trust recorded depreciation expense of $638,464, $978,721, and $869,278, respectively.

Electrical power sales contracts
A portion of the purchase price of the JRW Associates L.P. and Byron Power Partners, L.P. were assigned to electric power sales contracts and are being amortized over the lives of the contracts (25 years) on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2001, 2000, and 1999, the Trust recorded amortization expense of $71,740.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contracts. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates. Rental revenue and interest income are recorded when earned and dividend income is recorded when declared.

Significant Customers
During 2001, 2000 and 1999, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 53%, 68% and 43%, respectively of total revenues. During 2001, 2000 and 1999, the Trust's second largest customer accounted for 17%, 11% and 8%, respectively of total revenues. During 1999, the Trust's third largest customer accounted for 24% of total revenues and did not account for any revenues in 2000 or 2001.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

Supplemental cash flow information
Total interest paid during the year ended December 31, 2000 was $36,199.

3. Projects

   JRW Associates, L.P. (known as the San Joaquin Power Project)
   On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate purchase price was $4,898,987 including transaction costs.

   The acquisition of the San Joaquin Project was accounted for as a purchase and the results of operations of the San Joaquin Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $1,374,000 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years). See Note 10 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Byron and San Joaquin Projects.

   Byron Power Partners, L.P. (known as the Byron Power Project)
   In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. The aggregate purchase price was $2,508,847 including transaction costs.

   The acquisition of the Byron Project was accounted for as a purchase and the results of operations of the Byron Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $419,500 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years). See Note 10 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Byron and San Joaquin Projects.

   Ridgewood Providence Power Partners, L.P. (known as the Providence Project) In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power") which acquired a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to 13.8 megawatts. The Trust invested $7,132,860 in return for a 35.7% limited partnership interest in Providence Power and its general partner.

   The Providence Project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract.. The remaining 64.3% of Ridgewood Power is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is Ridgewood Power LLC. In 2001, 2000 and 1999, the Trust recorded distributions of $356,732, $459,205 and $232,050, respectively, from the Providence Project, of which $44,471 was included in due from affiliates at December 31, 2000.

  The Trust's investment in the Providence Project is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Providence Project has been included in the consolidated financial statements since acquisition.

Summarized financial  information for Ridgewood Providence Power Partners,  L.P.
  is as follows:

  Balance Sheet
                               For the Year Ended December 31,
                                   2001            2000
                                -----------     -----------
 Current assets .............   $ 1,458,891     $ 1,576,507
 Other non-current assets ....   18,327,504      19,621,905
                                -----------     -----------
 Total assets ...............   $19,786,395     $21,198,412
                                -----------     -----------

 Current liabilities ........   $ 2,619,729     $ 2,573,759
 Long-term debt .............     1,822,425       2,690,523
                                -----------     -----------
 Total liabilities and equity   $19,786,395     $21,198,412
                                -----------     -----------


  Statements of Operations

                      For the Year Ended December 31,
                 -------------------------------------
                    2001         2000         1999
                 ----------   ----------   ----------

Revenue ......   $7,472,308   $7,294,717   $7,120,802
Cost of sales     5,632,625    5,765,426    5,840,911
Other expenses    1,038,764      873,627    1,221,061
                 ----------   ----------   ----------

Net income ...     $410,336   $  623,328   $  481,749
                 ----------   ----------   ----------


   Ridgewood Mobile Power III, LLC
   Effective August 1999, the Trust, through a subsidiary, acquired five Caterpillar mobile power modules with a total capacity of 4.2 megawatts for $1,695,558. These modules are rented to domestic and international customers. As per an agreement with Hawthorne Power Systems ("Hawthorne"), the Trust pays Hawthorne, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. The revenue from these modules is included as rental revenue and Hawthorne's fee is included in cost of sales in the Consolidated Statement of Operations.

   Ridgewood AES Power Partners, LLC (known as  Ridgewood AES)
   In 1997, the Trust formed Ridgewood AES Power Partners, LLC and entered into an agreement with AES-NJ Cogen, Inc. (AES-NJ) to invest in five co-generation facilities operated by AES-NJ. The facilities are all located in New York. In January 1999, the Trust transferred five of its On-site Cogeneration Projects with a net book value of $283,966 to Ridgewood AES. The acquisition of the AES Project was accounted for as a purchase and the results of operations of the AES Project have been included in the Trust's consolidated financial statements since the acquisition date. During 2000, two of the facilities were shut down due to financial difficulties of the host companies. As a result, the Trust recorded an asset impairment loss of $307,794 in 2000 related to the two projects. These write-offs have been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.

   Ridgewood El Segundo, LLC (known as the El Segundo Project)
   In April 1998, the Trust purchased an on-site cogeneration facility located near one of its existing on-site cogeneration facilities in Los Angeles, California. The total purchase price was approximately $590,733, including the payment of liabilities that encumbered the project. During 2000, the Trust analyzed the carrying value of the El Segundo Project assets using an estimated undiscounted cash flow analysis. Using this analysis, an impairment loss was recorded during 2000 in the amount of $524,054. This impairment has been presented as a separate line item under other operating expenses in the Consolidated Statement of Operations.

   On-site Cogeneration Projects
   In 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects were held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners. In the aggregate, the projects had 13.7 megawatts of base load and 5.7 megawatts of backup and standby capacity. The Trust paid a total of $11,300,000 for the projects and invested additional amounts for capital repairs and improvements and for working capital. All the projects were gas-fired cogeneration projects, located in California, Connecticut, Massachusetts, Rhode Island or New York. Their energy service agreements had terms expiring between September 1996 and 2011. The acquisition of the projects was accounted for as a purchase and the results of operations of the projects have been included in the Trust's consolidated financial statements since the acquisition date. See Note 8 - Arbitration Proceeding with EUA.

   The Trust has shut down several of the projects and as a result recorded writedowns of $1,948,237 and $17,560 in 2000 and 1999, respectively, and $8,798,845 in the years prior to 1999. In January 1999, the Trust transferred five of the projects with a net book value of $283,966 to Ridgewood AES. Currently, excluding the five projects transferred to Ridgewood AES, six of the projects are still operated by the Trust with a total base load of 4.3 megawatts.

   4.    Transactions With Managing Shareholder And Affiliates

   The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2001, 2000 and 1999, the Trust paid management fees to the managing shareholder of $492,430, $592,644 and $594,576, respectively.

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

   Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2001.

   The managing shareholder owns one investor share of the Trust with a cost of $84,000. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

   Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the following to the projects based on proportionate amounts invested:

                                                 For the Year Ended December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
JRW Associates, L.P. ..........................   $152,098   $108,859   $150,621
Byron Power Partners, L.P. ....................     89,966     64,396     89,092
Ridgewood Providence Power Partners, L.P. .....    538,262    344,041    404,055
Ridgewood El Segundo LLC ......................     17,223     12,452     17,055
On-site Cogeneration Projects:
Ridgewood/Mass PPLP ...........................      6,658     57,590     91,296
Ridgewood/Elmsford PPLP .......................     40,771     25,660     40,374
Other On-site Cogeneration Project Partnerships     55,354     40,862     56,532

At December 31, 2001 and 2000, the Trust had outstanding payables and receivables, with the following affiliates:

                                   As of December 31,
                              Due To                Due From
                        -------------------   -------------------
                           2001       2000       2001       2000
                        --------   --------   --------   --------

Ridgewood Management    $231,397   $678,357   $   --     $   --
Ridgewood Providence
 Power Partners, L.P.       --         --      384,715    366,489
Other affiliates ....      9,698    161,984    382,814    389,311

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Line of Credit Facility, Letters of Credit and Restricted Cash

During the fourth quarter of 1997, the Trust and the Trust's principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.376% and 9.07% at December 31, 2001 and 2000, respectively). The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. In the second quarter of 2000, the Trust borrowed $725,000 under the line of credit facility, at an average rate of approximately 8.94%, which was repaid in the fourth quarter of 2000. At December 31, 2001 and 2000, there were no borrowings outstanding under the credit facility.

In August 2001, the Trust issued through its bank two standby letters of credit, each in the amount of $370,000 to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility and a restricted certificate of deposit in the amount of $297,430 to collateralize the letters of credit which is presented as restricted cash on the Consolidated Balance Sheets.

6. Commitments

The Trust, through certain of its subsidiaries, has two long-term operating ground leases. Both leases are for a term of thirty years.

 Future minimum lease payments as of December 31, 2001 are as follows:

                         Year Ended
                         December 31,            Repayment
                             2002                $172,932
                             2003                $172,932
                             2004                $172,932
                             2005                $172,932
                          Thereafter           $2,560,596

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $172,332, $171,600 and $168,756, respectively.

7.  Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Trust's cash and cash equivalents, trade receivables, accounts payable and accrued expenses and the interest bearing amount due to the previous natural gas supplier approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

8.  Arbitration Proceeding with EUA

In December 1996, the Trust's subsidiaries that own the on-site cogeneration projects brought an arbitration proceeding against EUA, claiming that EUA had breached its representations in the acquisition agreement and had also defrauded the Trust through misrepresentations, improper billing practices and violations of state fair trade practice laws. In October 1998, the arbitrators awarded the Trust damages of approximately $2,600,000 on its claims and awarded approximately $400,000 to EUA for alleged unpaid management services thereon. In November 1998, EUA made a payment of $2,210,184 to the Trust to liquidate the claims. After deducting costs associated with the arbitration proceeding, the Trust recorded income of $1,265,122 in 1998. In April 1999, the arbitration panel also awarded the Trust its attorneys' fees and expenses incurred in prosecuting the claim, net of EUA attorneys' fees and expenses. The panel also awarded the Trust interest on the award, net of interest on EUA's counterclaim. The Trust received payment from EUA in 1999 and recorded income of $1,581,308 in the Consolidated Statement of Operations.

9.   Administrative Proceeding at the Providence Project

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

10. Pacific Gas and Electric Company Financial Crisis

Due to financial difficulties, PG&E did not pay in full for electrical energy and capacity delivered by the San Joaquin and Byron Projects in December 2000 and January 2001. Accordingly, the San Joaquin and Byron Projects were unable to pay their natural gas supplier for the gas delivered for those months. In late January of 2001, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crises and its inability to pay, the San Joaquin and Byron Projects were unable on their own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001 and the Trust shut down the San Joaquin and Byron Projects. Many QFs under contract with PG&E suffered the same fate and were forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. On April 6, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws.

In April 2001, the San Joaquin and Byron Projects entered into an agreement with a financial institution whereby they sold, irrevocably and without recourse, their undivided interest in all eligible trade accounts receivables for December 2000 and January 2001. Costs associated with the sale of receivables of $229,443 and $512,105 for 2001 and 2000, respectively, primarily related to the discount and loss on sale, are included in general and administrative expenses in the Consolidated Statements of Operations.

In August 2001, PG&E and the San Joaquin and Byron Projects entered into amendments to the electric power sales contracts for a term of five years, which would effectively replace, for such 5 year term, the variable formula for determining the energy price with a fixed energy price. Also in August 2001, the San Joaquin and Byron Projects entered into five year fixed price natural gas supply agreements with Coral Energy Services, Inc. ("Coral"), a subsidiary of Shell Oil. In addition to the letters of credit discussed in Note 5 above, the gas supply agreements required the San Joaquin and Byron Projects to maintain a deposit of $556,000 with Coral which is reflected as other non-current assets in the December 31, 2001 Consolidated Balance Sheet.

In the second half of 2001, the previous natural gas supplier made demands for payment of the arrears owed by the San Joaquin and Byron Projects. In December 2001, the San Joaquin and Byron Projects and the natural gas supplier executed a settlement agreement. Pursuant to the settlement agreement, the Byron and San Joaquin Projects were required to pay the natural gas supplier an upfront payment against the arrearage and the remainder to be paid over the next two years at 8% interest rate per annum. The entire balance is required to be discharged no later than the end of July 2003. The trust has reflected the $250,000 due in 2003 as a non-current liability in the December 31, 2001 Consolidated Balance Sheet.

                         Ridgewood Providence Power Partners, L.P.

                                    Financial Statements

                              December 31, 2001, 2000 and 1999
eport of Independent Accountants


To the Partners of
Ridgewood Providence Power Partners, L.P.:


In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Providence Power Partners, L.P. (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Florham Park, NJ
March 28, 2002

Ridgewood Providence Power Partners, L.P.
Balance Sheets
--------------------------------------------------------------------------------

                                                            December 31,
                                                   -----------------------------
                                                        2001            2000
                                                   ------------    -------------
Assets:
Cash and cash equivalents ......................   $    815,598    $    942,399
Accounts receivable, trade .....................        593,169         584,517
Other current assets ...........................         50,124          49,591
                                                   ------------    ------------
     Total current assets ......................      1,458,891       1,576,507
                                                   ------------    ------------

Plant and equipment ............................     15,883,761      15,838,657
Accumulated depreciation .......................     (4,127,332)     (3,334,198)
                                                   ------------    ------------
      Plant and equipment, net .................     11,756,429      12,504,459
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (3,169,688)     (2,613,819)
                                                   ------------    ------------
       Electric power sales contract, net ......      5,168,352       5,724,221
                                                   ------------    ------------

Spare parts ....................................        664,497         682,712
Debt reserve fund ..............................        738,226         710,513
                                                   ------------    ------------

     Total assets ..............................   $ 19,786,395    $ 21,198,412
                                                   ------------    ------------
Liabilities and Partners' Equity:

Liabilities:
Current maturities of long-term debt ...........   $    868,098    $    788,937
Accounts payable and accrued expenses ..........        335,493         343,585
Due to affiliates ..............................      1,416,138       1,441,237
                                                   ------------    ------------
     Total current liabilities .................      2,619,729       2,573,759

Long-term debt, less current portion ...........      1,822,425       2,690,523
                                                   ------------    ------------
Commitments and contingencies

Partners' equity:
General partner ................................        153,441         159,340
Limited partners ...............................     15,190,800      15,774,790
                                                   ------------    ------------
     Total partners' equity ....................     15,344,241      15,934,130
                                                   ------------    ------------

     Total liabilities and partners' equity ....   $ 19,786,395    $ 21,198,412
                                                   ------------    ------------


               See accompanying notes to the financial statements.

Ridgewood Providence Power Partners, L.P.
Statements of Operations
--------------------------------------------------------------------------------

                                     For the Year Ended December 31,
                                -----------------------------------------
                                   2001           2000           1999
                                -----------    -----------    -----------

Power generation revenue ....   $ 6,925,308    $ 6,925,717    $ 6,751,802
Sublease income .............       547,000        369,000        369,000
                                -----------    -----------    -----------
     Total revenue ..........     7,472,308      7,294,717      7,120,802

Cost of sales, including
 depreciation and
 amortization of $1,349,003,
 $1,347,912 and $1,339,352 in
 2001, 2000 and 1999 ........     5,840,911      5,632,625      5,765,426
                                -----------    -----------    -----------

Gross profit ................     1,631,397      1,662,092      1,355,376

General and administrative
 expenses ...................       797,283        540,576        565,902
                                -----------    -----------    -----------

Income from operations ......       834,114      1,121,516        789,474
                                -----------    -----------    -----------

Other income (expense):
     Interest income ........        48,701         77,099         57,673
     Interest expense .......      (472,479)      (575,287)      (437,238)
     Other income ...........          --             --           71,840
                                -----------    -----------    -----------
    Other income(expense),net      (423,778)      (498,188)      (307,725)
                                -----------    -----------    -----------

Net income ..................   $   410,336    $   623,328    $   481,749
                                -----------    -----------    -----------










               See accompanying notes to the financial statements.

Ridgewood Providence Power Partners, L.P.
Statements of Changes In Partners' Equity
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                            Limited         General
                            Partners        Partner         Total
                          ------------     -----------     ----------
Partners' equity,
 January 1, 1999 ......   $ 17,201,302    $    173,750    $ 17,375,052

Distributions .........     (1,248,080)        (12,607)     (1,260,687)

Net income for the year        476,932           4,817         481,749
                          ------------    ------------    ------------

Partners' equity,
 December 31, 1999 ....     16,430,154         165,960      16,596,114

Distributions .........     (1,272,459)        (12,853)     (1,285,312)

Net income for the year        617,095           6,233         623,328
                          ------------    ------------    ------------

Partners' equity,
 December 31, 2000 ....     15,774,790         159,340      15,934,130

Distributions .........       (990,223)        (10,002)     (1,000,225)

Net income for the year        406,233           4,103         410,336
                          ------------    ------------    ------------

Partners' equity,
 December 31, 2001 ....   $ 15,190,800    $    153,441    $ 15,344,241
                          ------------    ------------    ------------




               See accompanying notes to the financial statements.

Ridgewood Providence Power Partners, L.P.
Statements of Cash Flows
--------------------------------------------------------------------------------

                                   For the Year Ended December 31,
                                 ----------------------------------------
                                   2001            2000          1999
                                 -----------    -----------    -----------
Cash flows from operating
 activities:
Net income ...................   $   410,336    $   623,328    $   481,749
                                 -----------    -----------    -----------
Adjustments to reconcile net
 income to cash flows from
 operating activities:
 Depreciation and amortization     1,349,003      1,347,912      1,339,352
 Changes in assets and
  liabilities:
 Increase in accounts
  receivable, trade ..........        (8,652)        (1,724)       (12,273)
 Decrease (increase) in
  spare parts ................        18,215        149,158        (91,964)
 (Increase) decrease in other
  current assets .............          (533)         1,571         (2,033)
 Decrease in accounts
  payable and accrued expenses        (8,092)      (117,212)       (47,101)
 (Decrease) increase in
  due to affiliates ..........       (25,099)       260,306       (112,115)
                                 -----------    -----------    -----------

Total adjustments ............     1,324,842      1,640,011      1,073,866
                                 -----------    -----------    -----------

Net cash provided by operating
 activities ..................     1,735,178      2,263,339      1,555,615
                                 -----------    -----------    -----------

Cash flows from investing
 activities:
Capital expenditures .........       (45,104)        (1,838)      (375,458)
                                 -----------    -----------    -----------

Net cash used in
 investing activities ........       (45,104)        (1,838)      (375,458)
                                 -----------    -----------    -----------

Cash flows from financing
 activities:
Cash distributions to partners    (1,000,225)    (1,161,719)      (650,000)
Payments of long-term debt ...      (788,937)      (716,995)      (651,613)
Increase in debt reserve fund        (27,713)       (44,167)       (29,238)
                                 -----------    -----------    -----------

Net cash used in financing
 activities ..................    (1,816,875)    (1,922,881)    (1,330,851)
                                 -----------    -----------    -----------

Net (decrease) increase
 in cash and cash equivalents       (126,801)       338,620       (150,694)

Cash and cash equivalents,
 beginning of year ...........       942,399        603,779        754,473
                                 -----------    -----------    -----------

Cash and cash equivalents,
 end of year .................   $   815,598    $   942,399    $   603,779
                                 -----------    -----------    -----------








               See accompanying notes to the financial statements.

Ridgewood Providence Power Partners, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Business Activity

In February 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership (the "Partnership"). Ridgewood Providence Power Corporation, a Delaware corporation, is the sole general partner of the Partnership and is owned by Ridgewood Electric Power Trust III ("Trust III") and Ridgewood Electric Power Trust IV ("Trust IV"), both Delaware business trusts, (collectively, the "Trusts"). The Trusts are the limited partners in the Partnership.

In April 1996, the Partnership purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired include a 13.8 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). The Providence Project includes nine reciprocating electric generator engines, which are fueled by methane gas produced by and collected from the landfill. The electricity generated is sold to New England Power Service Company under a long-term contract.

The profits and losses of the Partnership are allocated 1% to the general partner and 99% to the limited partners in accordance with their capital contribution (63.7% to Trust IV and 35.3% to Trust III).

2.       Summary of Significant Accounting Policies

Critical accounting policies and estimates
The preparation of financial statements requires the Partnership to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Partnership evaluates its estimates, including bad debts, intangible assets and recordable liabilities for litigation and other contingencies. The Partnership bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Partnership adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. The Partnership will adopt SFAS 142 effective January 1, 2002 and is assessing the impact.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership will adopt SFAS 143 effective January 1, 2003 and is assessing the impact.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Partnership will adopt SFAS 144 effective January 1, 2002 and is assessing the impact.

Cash and cash equivalents
The Partnership considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings typically do not vary significantly from estimates. Interest income is recorded when earned.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, the Partnership evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which is 20 years. During the years ended December 31, 2001, 2000 and 1999, the Partnership recorded depreciation expense of $793,134, $792,043 and $783,483, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over 15 years on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During each of the years ended December 31, 2001, 2000 and 1999, the Partnership recorded amortization expense of $555,869.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2001, 2000 and 1999, was $299,919, $371,861 and $437,243, respectively.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.


3.       Long-Term Debt

Following is a summary of long-term debt at December 31, 2001 and 2000:

                                        2001            2000
                                     -----------    -----------
Senior collateralized non recourse
 notes payable ...................   $ 2,690,523    $ 3,479,460
Less current maturity ............      (868,098)      (788,937)
                                     -----------    -----------
Total long term debt .............   $ 1,822,425    $ 2,690,523
                                     -----------    -----------

The senior collateralized non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Partnership, as defined. No additional interest was due for the years ended December 31, 2001, 2000 and 1999. The notes are collateralized by a leasehold mortgage on the Partnership's landfill lease agreements and substantially all of the assets of the Partnership. In addition to the required monthly payments, mandatory prepayments are required if certain events occur. The loan agreement also provides for a cash funded debt service reserve. At December 31, 2001 and 2000, the cash balance in the debt service reserve account was $738,226 and $710,513, respectively. Additions and reductions to the reserve account are defined in the loan agreement. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Remaining scheduled principal repayments of long-term debts were as follows:

                                      Year Ended
                                      December 31,            Repayment

                                      2002                   $  868,098
                                      2003                      955,202
                                      2004                      867,223
                                      2005                            -
                                      2006                            -

4.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying values of the Partnership's cash and cash equivalents, accounts receivable, debt reserve and accounts payable and accrued expenses approximate their fair values. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

5.       Electric Power Sales Contract

The Partnership is committed to sell all of the electricity it produces to New England Power Service Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010.

6.       Landfill Lease and Sublease

The Partnership leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires the Partnership to pay a royalty equal to 15% of net revenues, as defined, until the year 2010. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2001, 2000 and 1999, royalty expense relating to the RISWMC lease amounted to $1,025,448, $1,015,398 and $996,399, respectively. The royalty expense has been included in the cost of sales in the Statements of Operations.

The Partnership subleases the Central Landfill to the Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

Sublease income - Gasco is to pay the Partnership an annual amount equal to the product of $30,000 times the assumed output capacity of each original engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $547,000 for the year ended December 31, 2001 and $369,000 for each of the years ended December 31, 2000 and 1999.

Fuel expense - The Partnership agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2001, 2000 and 1999 amounted to $937,731, $926,795 and $907,950, respectively.

7.       Transactions with Affiliates

Under an Operating Agreement with the Trusts, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Partnership. Ridgewood Management charges the partnership at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the Partnership $538,262, $344,041 and $404,055, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Partnership for all of the remaining direct operating and non-operating expenses incurred during the periods.

At December 31, 2001 and 2000, the Company had outstanding payables totaling $1,416,138 and $1,441,237, respectively, to the following affiliates:

                       As of December 31,
                       -------------------
                         2001       2000
                       --------   --------
Trust III ..........   $384,715   $366,489
Trust IV ...........    807,330    955,531
Ridgewood Management    140,112     44,306
Other affiliates ...     83,981     74,911

Included in the December 31, 2000 outstanding payables are distributions due of $44,471 and $79,122 to Trust III and Trust IV, respectively. The payable is treated as due to affiliates on the balance sheets. Effective January 1, 2000, the Trusts began charging interest on the payable at 9.6% per annum, which resulted in interest expense of $179,503 and $211,431 for the years ended December 31, 2001 and 2000, respectively.

8.       Administrative Proceeding

In September 1998, the Region I office of the U.S. Environmental Protection Agency ("EPA") filed an administrative proceeding against the Partnership seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. In June 1999, the Partnership settled the administrative proceeding for approximately $86,000.