Form 10-Q
period 2002-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2002-05-15
CIK 917032

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2002
                      Commission file Number 0-23432

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

Item 1. Consolidated Financial Statements




                   Ridgewood Electric Power Trust III

                   Consolidated Financial Statements

                             March 31, 2002

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------

Assets:
Cash and cash equivalents ......................   $    266,918    $    387,672
Restricted cash ................................        297,430         297,430
Trade receivables ..............................        494,774         762,394
Due from affiliates ............................        561,467         767,529
Other current assets ...........................         64,104          77,503
                                                   ------------    ------------

       Total current assets ....................      1,684,693       2,292,528

Investment in Ridgewood Providence
  Power Partners, L.P. .........................      5,483,462       5,477,894

Plant and equipment ............................     11,667,615      11,676,568
Accumulated depreciation .......................     (3,973,748)     (3,813,515)
                                                   ------------    ------------
                                                      7,693,867       7,863,053

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (520,115)       (502,180)
                                                   ------------    ------------
                                                      1,273,385       1,291,320

Other non-current assets .......................        556,000         556,000
                                                   ------------    ------------
       Total assets ............................   $ 16,691,407    $ 17,480,795
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,151,773    $  1,360,026
Due to affiliates ..............................        154,881         241,095
                                                   ------------    ------------
       Total current liabilities ...............      1,306,654       1,601,121

Non-current liabilities ........................        250,000         250,000

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity (391.8444 investor
 shares issued and outstanding) ................     15,314,439      15,804,411
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (179,686)       (174,737)
                                                   ------------    ------------
      Total shareholders' equity ...............     15,134,753      15,629,674
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 16,691,407    $ 17,480,795
                                                   ------------    ------------



    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
--------------------------------------------------------------------------------
                                               For the Three Months Ended
                                               --------------------------
                                                March 31,       March 31,
                                                  2002            2001
                                                                Restated
                                               -----------    -----------

 Power generation revenue ..................   $ 1,626,836    $ 1,351,351
 Rental revenue ............................        32,649        127,590
                                               -----------    -----------

    Total revenue ..........................     1,659,485      1,478,941

Cost of sales, including depreciation and
   amortization of $178,168 and  $177,553 in
   2002 and 2001 ...........................     2,000,035      1,624,727
                                               -----------    -----------

Gross profit (loss) ........................      (340,550)      (145,786)

General and administrative expenses ........        31,895        318,268
Management fee paid to managing shareholder
                                                    97,685        123,100
                                               -----------    -----------
     Total other operating expenses ........       129,580        441,368
                                               -----------    -----------

Loss from operations .......................      (470,130)      (587,154)
                                               -----------    -----------

Other income (expense):
   Interest income .........................         6,889          9,858
   Interest expense ........................       (16,495)          --
   Equity income from Ridgewood Providence
      Power Partners, L.P. .................         5,568        130,378
    Other expense ..........................       (20,753)       (17,327)
                                               -----------    -----------

     Other income (expense), net ...........       (24,791)       122,909
                                               -----------    -----------

Net loss ...................................   $  (494,921)   $  (464,245)
                                               -----------    -----------














   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                           Managing
                          Shareholders    Shareholder         Total
                          ------------    ------------    ------------


Shareholders' equity,
 December 31, 2001 ....   $ 15,804,411    $   (174,737)   $ 15,629,674

Net loss for the period       (489,972)         (4,949)       (494,921)
                          ------------    ------------    ------------

Shareholders' equity,
 March 31, 2002 .......   $ 15,314,439    $   (179,686)   $ 15,134,753
                          ------------    ------------    ------------



































   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                       -----------------------
                                                         March 31,   March 31,
                                                           2002         2001
                                                                      Restated
                                                        ---------    ---------

Cash flows from operating activities:
     Net loss .......................................   $(494,921)   $(464,245)
                                                        ---------    ---------

     Adjustments to reconcile net loss to net
       cash flows from operating activities:
     Depreciation and amortization
                                                          178,168      177,553
     Equity in earnings from unconsolidated Ridgewood
         Providence Power Partners L.P. .............      (5,568)    (130,378)
     Changes in assets and liabilities:
       Decrease in trade receivables ................     267,620      705,693
       Decrease in other current assets .............      13,399       39,904

       (Decrease) increase in accounts payable
         and accrued expenses .......................    (208,253)     379,200
       Increase (decrease) in due to affiliates, net      119,848     (590,860)
                                                        ---------    ---------
         Total adjustments ..........................     365,214      581,112
                                                        ---------    ---------

         Net cash (used in) provided by operating
          activities ................................    (129,707)     116,867
                                                        ---------    ---------

Cash flows from investing activities:
     Cash distribution from Ridgewood Providence
      Power Partners L.P. ...........................        --        181,073
     Reimbursement(purchase)of capital expenditures .       8,953       (6,054)
                                                        ---------    ---------
         Net cash provided by investing activities ..       8,953      175,019
                                                        ---------    ---------


Net (decrease) increase in cash and cash equivalents     (120,754)     291,886
Cash and cash equivalents, beginning of period ......     387,672      426,127
                                                        ---------    ---------

Cash and cash equivalents, end of period ............   $ 266,918    $ 718,013
                                                        ---------    ---------











  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period

2.  Summary Results of Operations for Selected Investments

Summary results of operations for Ridgewood Providence Power Partners, L.P., which are accounted for under the equity method, were as follows:

                   Three Months Ended
                        March 31,
                   2002          2001
                 ----------   ----------
Revenue ......   $1,725,000   $1,754,000
Cost of sales     1,611,000    1,337,000
Other expenses       98,000       52,000
Net income ...       16,000      365,000


3.        Accounting Changes

Effective on December 18, 2001, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation ("BDC") under the Investment Company Act of 1940. As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented have been restated to reflect the use of consolidation and equity method accounting principles

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. The Trust uses the equity method of accounting for its investment in Ridgewood Providence Power Partners, L.P., which is owned 50% or less by the Trust.

Results of Operations

Power generation revenue increased $276,000, or 20.4%, to $1,627,000 in the first quarter of 2002 compared to $1,351,000 in the first quarter of 2001. The increase is primarily due to the Byron and San Joaquin projects operating on its normal schedule during the first quarter of 2002 as compared to the first quarter of 2001 when the plants were mostly idle due to Pacific Gas and Electric Company's ("PG&E") failure to pay the projects for power delivered since December 1, 2000, as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $95,000 or 74.2%, to $33,000 in the first quarter of 2002. The decrease in rental revenue is due the higher rental volume experienced in 2001, as a result of the California energy crisis.

Gross profit decreased from a loss of $146,000 in the first quarter of 2001, to a loss of $341,000 in the first quarter of 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001. The current year loss is also due to the San Joaquin and Byron Projects operating under the normal off-peak seasonal rates.

General and administrative expenses decreased by $286,000 to $32,000 for the first quarter of 2002. The decrease is attributable to the legal fees incurred and the loss recognized on the sale of uncollected receivables in the first quarter of 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $123,000 in the first quarter of 2001 to $98,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Equity income from the Providence project decreased from $130,000 in the first quarter of 2001 to $6,000 in the corresponding period in 2002 due to higher maintenance and administrative costs.

 Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months.

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




                 RIDGEWOOD ELECTRIC POWER TRUST III
                          Registrant


May 15, 2002                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)