Form 10-Q
period 2002-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2002-08-15
CIK 917032

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2002

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




                   Ridgewood Electric Power Trust III

                   Consolidated Financial Statements

                             June 30, 2002

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
-----------------------------------------------------------------------------

                                                     June 30,      December 31,
                                                       2002            2001
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $     15,933    $    387,672
Restricted cash ................................        297,430         297,430
Trade receivables ..............................        993,039         762,394
Due from affiliates ............................         95,887         767,529
Other current assets ...........................         65,531          77,503
                                                   ------------    ------------

    Total current assets .......................      1,467,820       2,292,528

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      5,522,362       5,477,894

Plant and equipment ............................     11,667,615      11,676,568
Accumulated depreciation .......................     (4,133,979)     (3,813,515)
                                                   ------------    ------------
                                                      7,533,636       7,863,053

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (538,050)       (502,180)
                                                   ------------    ------------
                                                      1,255,450       1,291,320

Other non-current assets .......................        570,000         556,000
                                                   ------------    ------------

     Total assets ..............................   $ 16,349,268    $ 17,480,795
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,114,428    $  1,360,026
Due to affiliates ..............................        150,597         241,095
                                                   ------------    ------------
      Total current liabilities ................      1,265,025       1,601,121

Non-current liabilities ........................        250,000         250,000

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity
 (391.8444 investor shares issued and
   outstanding) ................................     15,016,934      15,804,411
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (182,691)       (174,737)
                                                   ------------    ------------
      Total shareholders' equity ...............     14,834,243      15,629,674
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 16,349,268    $ 17,480,795
                                                   ------------    ------------




      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
-------------------------------------------------------------------------------
                           Six Months Ended               Three Months Ended
                       --------------------------    --------------------------
                         June 30,       June 30,       June 30,        June 30,
                           2002          2001           2002            2001
                                       Restated                       Restated
                       -----------    -----------    -----------    -----------

 Power generation
  revenue ..........   $ 3,806,225    $ 2,066,384    $ 2,179,389    $   715,033
 Rental revenue ....        51,993        289,510         19,344        161,920
                       -----------    -----------    -----------    -----------
    Total revenue ..     3,858,218      2,355,894      2,198,733        876,953

Cost of sales ......     4,366,534      2,540,964      2,366,499        916,236
                       -----------    -----------    -----------    -----------

Gross profit (loss)       (508,316)      (185,070)      (167,766)       (39,283)

General and
 administrative
  expenses .........        81,250        584,960         49,355        266,693
Management fee paid
 to managing
  shareholder ......       195,371        246,232         97,686        123,132
                       -----------    -----------    -----------    -----------
   Total other
    operating
     expenses ......       276,621        831,192        147,041        389,825
                       -----------    -----------    -----------    -----------

Loss from operations      (784,937)    (1,016,262)      (314,807)      (429,108)
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..        16,349         23,849          9,460         13,991
  Interest expense .       (36,496)          --          (20,001)          --
  Other expense ....       (34,815)       (70,055)       (14,062)       (52,728)
  Equity income
   from Ridgewood
    Providence Power
     Partners,L.P ..        44,468        219,408         38,900         89,030
                       -----------    -----------    -----------    -----------
    Other income
    (expense), net .       (10,494)       173,202         14,297         50,293
                       -----------    -----------    -----------    -----------


Net loss ...........   $  (795,431)   $  (843,060)   $  (300,510)   $  (378,815)
                       -----------    -----------    -----------    -----------



















  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                           Managing
                          Shareholders    Shareholder         Total
                          ------------    ------------    ------------


Shareholders' equity,
 December 31, 2001 ....   $ 15,804,411    $   (174,737)   $ 15,629,674

Net loss for the period       (787,477)         (7,954)       (795,431)
                          ------------    ------------    ------------

Shareholders' equity,
 June 30, 2002 ........   $ 15,016,934    $   (182,691)   $ 14,834,243
                          ------------    ------------    ------------



































    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                       Six Months Ended
                                                 ----------------------------
                                                    June 30,       June 30,
                                                     2002            2001
                                                                  Restated
                                                  -----------    -----------

Cash flows from operating activities:
     Net loss .................................   $  (795,431)   $  (843,060)
                                                  -----------    -----------

     Adjustments to reconcile net loss to
      net cash flows from operating activities:
     Depreciation and amortization ............       356,334        355,106
     Equity in earnings from unconsolidated
      Ridgewood Providence Power Partners L.P.        (44,468)      (219,408)
     Changes in assets and liabilities:
       (Increase) decrease in trade receivables      (230,645)     1,717,744
       Decrease in other current assets .......        11,972        206,247

       Increase in other non-current assets ...       (14,000)          --
       (Decrease) increase in accounts payable
         and accrued expenses .................      (245,598)       277,289
       Increase (decrease) in due to
        affiliates,net ........................       581,144       (834,939)
                                                  -----------    -----------
         Total adjustments ....................       414,739      1,502,039
                                                  -----------    -----------
         Net cash (used in) provided by
          operating activities ................      (380,692)       658,979
                                                  -----------    -----------

Cash flows from investing activities:
     Cash distribution from Ridgewood
      Providence Power Partners L.P. ..........          --          316,243
     Reimbursement (payment) of
      capital expenditures ....................         8,953        (19,153)
                                                  -----------    -----------
         Net cash provided by investing
          activities ..........................         8,953        297,090
                                                  -----------    -----------


Net (decrease) increase in cash and
 cash equivalents .............................      (371,739)       956,069
Cash and cash equivalents, beginning of period        387,672        426,127
                                                  -----------    -----------
Cash and cash equivalents, end of period ......   $    15,933    $ 1,382,196
                                                  -----------    -----------











    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's (the "Trust") consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period

2.  Summary Results of Operations for Selected Investments

Summary results of operations for Ridgewood Providence Power Partners, L.P., which are accounted for under the equity method, were as follows:

                  Six   Months   Ended       Three  Months  Ended
                 -----------------------   -----------------------
                    2002         2001         2002         2001
                 ----------   ----------   ----------   ----------
Revenue ......   $3,347,000   $3,537,000   $1,622,000   $1,783,000
Cost of sales     3,001,000    2,716,000    1,390,000   11,379,000
Other expenses      221,000      206,000      123,000      154,000
Net income ...      125,000      615,000      109,000      250,000


3.  Summary of Significant Accounting Policies

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, with no material impact on the consolidated financial statements.

4. Related Party Transactions

At June 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                          Due To               Due From
                                   --------------------- ---------------------
                                    June 30, December 31, June 30, December 31,
                                      2002       2001       2002       2001
                                    --------   --------   --------   --------

Ridgewood Power Management L.L.C    $   --     $231,397   $ 95,887   $   --
Providence Power Partners .......    141,286       --         --      384,715
Other affiliates ................      9,311      9,698       --      382,814
                                    --------   --------   --------   --------
         Total ..................   $150,597   $241,095   $ 95,887   $767,529
                                    --------   --------   --------   --------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5.      Long-Term Debt

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $757,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

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

Results of Operations

Three Months Ended June 30,2002, Compared to the Three Months Ended June 30,2001

Power generation revenue increased $1,464,000, or 204.8 %, to $2,179,000 in the second quarter of 2002 compared to $715,000 for the same period of 2001. The increase is primarily due to the Byron and San Joaquin projects operating on their normal schedule during the second quarter of 2002 as compared to the second quarter of 2001 when the plants were idle due to Pacific Gas and Electric Company's ("PG&E") failure to pay the projects for power delivered since December 1, 2000, as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $143,000 or 88.2%, to $19,000 in the second quarter of 2002. The decrease in rental revenue is due the higher rental volume experienced in 2001, as a result of the California energy crisis.

Cost of sales increased $1,450,000 to $2,366,000 in the second quarter of 2002 as compared to $916,000 in the second quarter of 2001. The increase is due to the San Joaquin and Byron projects experiencing greater repair and maintenance costs as well as a higher fuel costs as a result of the plants operating on their normal schedule, as compared to the second quarter of 2001 when the plants were idle.

Gross profit decreased from a loss of $39,000 in the second quarter of 2001, to a loss of $168,000 in the second quarter of 2002. The decrease is a result of the higher energy prices earned by the various onsite cogeneration projects and the mobile power modules during the California energy crisis in 2001. The current year loss is also due to higher repair and maintenance costs incurred at the San Joaquin and Byron Projects in 2002.

General and administrative expenses decreased by $218,000 to $49,000 for the second quarter of 2002. The decrease is attributable to the legal fees incurred in 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $123,000 in the second quarter of 2001 to $98,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Other expense decreased from $53,000 for the second quarter of 2001 to $14,000 in the second quarter of 2002. The decrease is attributable to the professional fees incurred by the Trust in 2001as it prepared to terminate its status as a Business Development Company under the Investment Company Act of 1940.

Equity income from the Providence project decreased from $89,000 in the second quarter of 2001 to $39,000 in the corresponding period in 2002 due to higher maintenance costs and lower revenues as a result of the failure of one of the facility's engines.




Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Power generation revenue increased $1,740,000, or 84.2%, to $3,806,000 for the first six months of 2002 compared to $2,066,000 for the same period of 2001. The increase is primarily due to the Byron and San Joaquin projects operating on their normal schedule during the first half of 2002 as compared to the first half of 2001 when the plants were mostly idle due to PG&E's failure to pay the projects for power delivered since December 1, 2000, as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $238,000 or 82.1%, to $52,000 in the first half of 2002. The decrease in rental revenue is due to the higher rental volume experienced in 2001, as a result of the California energy crisis.

Cost of sales increased $1,826,000 to $4,367,000 in the first half of 2002 as compared to $2,541,000 in the first half of 2001. The increase is due to the San Joaquin and Byron projects experiencing greater repair and maintenance costs as well as a higher fuel costs as a result of the plants operating on their normal schedule, as compared to the first half of 2001 when the plants were mostly idle.

Gross profit decreased from a loss of $185,000 for the six months ended June 30, 2001, to a loss of $508,000 for the corresponding period of 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001. The current year loss is also due to the higher repair and maintenance costs incurred at the San Joaquin and Byron Projects, as well as, the San Joaquin and Byron Projects operating under the normal off-peak seasonal rates for a portion of the first six months of 2002.

General and administrative expenses decreased by $504,000 to $81,000 for the first six months of 2002. The decrease is attributable to the legal fees incurred and the loss recognized on the sale of uncollected receivables in the first quarter of 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $246,000 in the first half of 2001 to $195,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Other expense decreased from $70,000 for the first six months of 2001 to $35,000 in the first six months of 2002. The decrease is attributable to the professional fees incurred by the Trust in 2001as it prepared to terminate its status as a Business Development Company under the Investment Company Act of 1940.

Equity income from the Providence project decreased from $219,000 in the first half of 2001 to $44,000 in the corresponding period in 2002 due to higher maintenance costs and lower revenues as a result of the failure of one of the facility's engines.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash used in operating activities for the six months ended June 30, 2002 was $381,000 as compared to cash provided by operating activities of $659,000 for the six months ended June 30, 2001. The decrease in cash flow from operating activities is primarily due to the increase in trade receivables, which is a result of the San Joaquin and Byron plants operating under a normal schedule in the second quarter of 2002 as compared to the second quarter of 2001 when the plants were idle, and the reduction of accounts payable in the current year as compared to June 2001.

Cash provided by investing activities for the first half of 2002 was $9,000 compared to $297,000 for the first half of 2001. The decrease in cash flow is due to the $316,000 of distributions made by the Providence project in 2001, compared to zero distributions in the current period.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $757,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

In August 2001, the Trust issued through its bank two standby letters of credit, each in the amount of $370,000 to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility and a restricted certificate of deposit in the amount of $297,430 to collateralize the letters of credit which is presented as restricted cash on the Consolidated Balance Sheets.

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust expects that its cash flows from operations and line of credit will be sufficient to fund its obligations for the next twelve months.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                    Registrant

August 14, 2002                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)






































                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust III (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert E. Swanson, Chief Executive Officer of the Trust, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Robert E. Swanson

  Robert E. Swanson
  Chief Executive Officer
  August 14, 2002

                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust III (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher I. Naunton, Chief Financial Officer of the Trust, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Christopher I. Naunton

  Christopher I. Naunton
  Chief Financial Officer
  August 14, 2002