Form 10-Q
period 2002-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2002-12-03
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
             (Exact name of registrant as specified in its charter.)

        Delaware                                  22-3264565
       ---------                                  ----------
  State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                               September 30, 2002

Ridgewood Electric Power Trust III
Consolidated Balance Sheets(unaudited)
--------------------------------------------------------------------------------

                                                   September 30,   December 31,
                                                        2002            2001
                                                   ------------    ------------

Assets:
Cash and cash equivalents ......................   $    642,486    $    387,672
Restricted cash ................................        297,430         297,430
Trade receivables ..............................        646,444         762,394
Due from affiliates ............................        303,656         767,529
Other current assets ...........................        213,530          77,503
                                                   ------------    ------------

      Total current assets .....................      2,103,546       2,292,528

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      5,563,629       5,477,894

Plant and equipment ............................     11,667,615      11,676,568
Accumulated depreciation .......................     (4,293,929)     (3,813,515)
                                                   ------------    ------------
                                                      7,373,686       7,863,053

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (555,985)       (502,180)
                                                   ------------    ------------
                                                      1,237,515       1,291,320

Other non-current assets .......................        570,000         556,000
                                                   ------------    ------------

      Total assets .............................   $ 16,848,376    $ 17,480,795
                                                   ------------    ------------


Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,322,497    $  1,360,026
Due to affiliates ..............................        405,850         241,095
                                                   ------------    ------------

      Total current liabilities ................      1,728,347       1,601,121

Non-current liabilities ........................           --           250,000

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity (391.8444
 investor shares issued and
   outstanding) ................................     15,299,862      15,804,411
Managing shareholder's accumulated
 deficit (1 management share
   issued and outstanding) .....................       (179,833)       (174,737)
                                                   ------------    ------------

      Total shareholders' equity ...............     15,120,029      15,629,674
                                                   ------------    ------------


      Total liabilities and shareholders' equity   $ 16,848,376    $ 17,480,795
                                                   ------------    ------------




     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
--------------------------------------------------------------------------------

                            Nine Months Ended           Three Months Ended
                       --------------------------   ---------------------------
                       September 30, September 30,  September 30,  September 30,
                           2002          2001           2002            2001
                                       Restated                       Restated
                       -----------    -----------    -----------    -----------

 Power generation
  revenue ...........  $ 6,164,815    $ 3,718,008    $ 2,358,590    $ 1,651,624
 Rental revenue .....       82,993        443,003         31,000        153,493
                        ----------    -----------    -----------    -----------
    Total revenue ...    6,247,808      4,161,011      2,389,590      1,805,117

Cost of sales .......    6,363,038      4,379,690      1,996,504      1,838,726
                        ----------    -----------    -----------    -----------

Gross profit(loss) ..     (115,230)      (218,679)       393,086        (33,609)

General and
 administrative
  expenses ..........      111,952        723,705         30,702        138,745
Management fee
 paid to managing
  shareholder .......      293,057        369,331         97,686        123,099
                        ----------    -----------    -----------    -----------
   Total other
    operating
     expenses .......      405,009      1,093,036        128,388        261,844
                        ----------    -----------    -----------    -----------

Income (loss) from
 operations .........     (520,239)    (1,311,715)       264,698       (295,453)
                        ----------    -----------    -----------    -----------

Other income
(expense):
  Interest income ...       21,727         39,583          5,378         15,734
  Interest expense ..      (52,250)          --          (15,754)          --
  Other expense .....      (44,618)      (140,717)        (9,803)       (70,662)
  Equity income(loss)
   from Ridgewood
   Providence Power
    Partners, L.P. ..       85,735        209,187         41,267        (10,222)
                       -----------    -----------    -----------    -----------
   Other income
   (expense),net ....       10,594        108,053         21,088        (65,150)
                       -----------    -----------    -----------    -----------


Net income (loss) ...  $  (509,645)   $(1,203,662)   $   285,786    $  (360,603)
                       -----------    -----------    -----------    -----------

    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                           Managing
                          Shareholders    Shareholder        Total
                          ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ....   $ 15,804,411    $   (174,737)   $ 15,629,674

Net loss for the period       (504,549)         (5,096)       (509,645)
                          ------------    ------------    ------------

Shareholders' equity,
 September 30, 2002 ...   $ 15,299,862    $   (179,833)   $ 15,120,029
                          ------------    ------------    ------------



































     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months Ended
                                                ---------------------------
                                                September 30,  September 30,
                                                     2002          2001
                                                                 Restated
                                                 -----------    -----------

Cash flows from operating activities:
     Net loss ................................   $  (509,645)   $(1,203,662)
                                                 -----------    -----------

     Adjustments to reconcile net loss to
      net cash flows from operating
       activities:
     Depreciation and amortization
                                                     534,219        532,659
     Equity in earnings from unconsolidated
      Ridgewood Providence Power Partners L.P.       (85,735)      (209,187)
     Changes in assets and liabilities:
       Increase in restricted cash ...........          --         (297,430)
       Decrease in trade receivables                 115,950      1,440,143
       Increase in other current assets ......      (136,027)      (550,236)
       Increase in other non-current assets ..       (14,000)          --
       (Decrease) increase in accounts payable
        and accrued expenses .................       (37,529)       505,220
       Increase (decrease) in due
        to affiliates, net ...................       628,628       (265,379)
       Decrease in non current liabilities ...      (250,000)          --
                                                 -----------    -----------
         Total adjustments ...................       755,506      1,155,790
                                                 -----------    -----------
        Net cash provided by (used in)
          operating activities ...............       245,861        (47,872)
                                                 -----------    -----------

Cash flows from investing activities:
     Cash distribution from Ridgewood
      Providence Power Partners L.P. .........          --          355,991
     Reimbursement (payment) of
      capital expenditures ...................         8,953        (19,153)

                                                 -----------    -----------
         Net cash provided by
          investing activities ...............         8,953        336,838
                                                 -----------    -----------


Net increase in cash and cash equivalents ....       254,814        288,966
Cash and cash equivalents, beginning of period       387,672        426,127
                                                 -----------    -----------
Cash and cash equivalents, end of period .....   $   642,486    $   715,093
                                                 -----------    -----------











   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------
1. General

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

Summary results of operations for Ridgewood Providence Power Partners, L.P., which are accounted for under the equity method, were as follows:

                       Nine Months Ended           Three Months Ended
                         September 30,                September 30,
                       2002          2001          2002          2001
                    ----------   -----------   -----------    ----------
Revenue            $ 5,013,000   $ 5,221,000   $ 1,666,000    $1,684,000
Cost of sales        4,422,000     4,270,000     1,421,000     1,554,000
Other expenses         351,000       365,000       130,000       159,000
Net income             240,000       586,000       115,000       (29,000)


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

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, which did not have an impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

4. Related Party Transactions

At September 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                          Due To               Due From
                                    -------------------   -------------------
                                    Sept.30,    Dec.31,   Sept.30,    Dec.31,
                                      2002       2001       2002       2001
                                    --------   --------   --------   --------

Ridgewood Power Management L.L.C    $   --     $231,397   $303,326   $   --
Providence Power Partners .......    328,285       --         --      384,715
Ridgewood Power L.L.C ...........     65,000       --         --         --
Other affiliates ................     12,565      9,698        330    382,814
                                    --------   --------   --------   --------
         Total ..................   $405,850   $241,095   $303,656   $767,529
                                    --------   --------   --------   --------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Line of Credit

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $757,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at September 30, 2002.

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

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Power generation revenue increased $707,000, or 42.8 %, to $2,359,000 in the third quarter of 2002 compared to $1,652,000 for the same period of 2001. The increase is primarily due to the Byron and San Joaquin projects operating on their normal schedule during the third quarter of 2002 as compared to the third quarter of 2001 when the plants were idle for part of the quarter due to Pacific Gas and Electric Company's ("PG&E") failure to pay the projects for power delivered since December 1, 2000, as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $122,000 or 79.7%, to $31,000 in the third quarter of 2002. The decrease in rental revenue is due the higher rental volume experienced in 2001, as a result of the California energy crisis.

Cost of sales increased $158,000 to $1,997,000 in the third quarter of 2002 as compared to $1,839,000 in the third quarter of 2001. The increase is primarily due to the San Joaquin and Byron projects operating on their normal schedule, as compared to the third quarter of 2001 when the plants were idle for part of the quarter.

Gross profit increased from a loss of $34,000 in the third quarter of 2001, to a profit of $393,000 in the third quarter of 2002. The increase is primarily due to the San Joaquin and Byron projects operating on their normal schedule during their peak season, as compared to the third quarter of 2001 when the plants were idle for part of the quarter.

General and administrative expenses decreased by $108,000 to $31,000 for the third quarter of 2002. The decrease is attributable to the legal fees incurred in 2001 due to PG&E's failure to pay the project for power delivered since December 1, 2000. The management fee decreased from $123,000 in the third quarter of 2001 to $98,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Other expense decreased from $71,000 for the third quarter of 2001 to $10,000 in the third quarter of 2002. The decrease is attributable to the professional fees incurred by the Trust in 2001 as it prepared to terminate its status as a Business Development Company under the Investment Company Act of 1940.

Equity income from the Providence project increased from a loss of $10,000 in the third quarter of 2001 to income of $41,000 in the corresponding period in 2002 due to higher maintenance costs incurred in the third quarter of 2001.


Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Power generation revenue increased $2,447,000, or 65.8%, to $6,165,000 for the first nine months of 2002 compared to $3,718,000 for the same period of 2001. The increase is primarily due to the Byron and San Joaquin projects operating on their normal schedule during the first nine months of 2002 as compared to the same period of 2001 when the plants were mostly idle due to PG&E's failure to pay the projects for power delivered since December 1, 2000, as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $360,000 or 81.3%, to $83,000 in the first nine months of 2002. The decrease in rental revenue is due to the higher rental volume experienced in 2001, as a result of the California energy crisis.

Cost of sales increased $1,983,000 to $6,363,000 in the first nine months of 2002 as compared to $4,380,000 for the same period of 2001. The increase is primarily due to the San Joaquin and Byron projects experiencing greater repair and maintenance costs as well as a higher fuel costs as a result of the plants operating on their normal schedule, as compared to the first nine months of 2001 when the plants were mostly idle.

Gross profit increased from a loss of $219,000 for the nine months ended September 30, 2001, to a loss of $115,000 for the corresponding period of 2002. The increase is primarily due to the San Joaquin and Byron projects operating on their normal schedule in 2002, offset by the decrease in profits derived from the rental revenue of the mobile power modules in 2002.

General and administrative expenses decreased by $612,000 to $112,000 for the first nine months of 2002. The decrease is attributable to the legal fees incurred and the loss recognized on the sale of uncollected receivables in the first quarter of 2001 due to PG&E's failure to pay the projects for power delivered since December 1, 2000. The management fee decreased from $369,000 in the first nine months of 2001 to $293,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Other expense decreased from $141,000 for the first nine months of 2001 to $45,000 in the first nine months of 2002. The decrease is attributable to the professional fees incurred by the Trust in 2001 as it prepared to terminate its status as a Business Development Company under the Investment Company Act of 1940.

Equity income from the Providence project decreased from $209,000 in the first nine months of 2001 to $86,000 in the corresponding period in 2002 due to higher maintenance costs and lower revenues as a result of the failure of one of the facility's engines.

 Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the nine months ended September 30, 2002 was $246,000 as compared to cash used in operating activities of $48,000 for the nine months ended September 30, 2001. The increase in cash flow from operating activities is primarily due to the decrease in net loss, which is a result of the San Joaquin and Byron plants operating under a normal schedule in 2002 as compared to 2001 when the plants were often idle.

Cash provided by investing activities for the first nine months of 2002 was $9,000 compared to $337,000 for the first nine months of 2001. The decrease in cash flow is due to the $356,000 of distributions made by the Providence project in 2001, compared to zero distributions in the current period.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $757,000. The amount outstanding under the line of credit facility must be reduced to zero for a thirty-day period each year. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at September 30, 2002.

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

Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant

December 3, 2002              By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)


































                           CERTIFICATION


I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust III ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 3, 2002


/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                             CERTIFICATION


I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust III ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 3, 2002


/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer