Form 10-K
period 2002-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2003-04-16
CIK 917032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                         Commission file number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                             22-3264565
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1314 King Street
Wilmington, Delaware                                         19801
(Address of Principal Executive Offices)                   (Zip Code)

         Registrant's Telephone Number, including Area Code:  (302) 888-7444

         Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
 Shares of Beneficial Interest

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2003 was $39,034,440 000 and the number of owners of beneficial interest outstanding at March 31, 2002 was 788.

Exhibit Index is located on page 30.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by Ridgewood Electric Power Trust III (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

         Some of these include changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

         By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a) General Development of Business.

         The Trust was organized as a Delaware business trust on December 6, 1993 to participate in the development, construction and operation of independent power generating facilities or related projects or facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

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

         The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On February 14, 1994, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On April 16, 1994, the election and registration became effective. On November 5, 2001, the Trust issued to the Investors a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") necessary as a result of such withdrawal, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 18, 2001. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.

         The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the Investor.

         The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10. Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

         The Trust is affiliated with the following trusts organized by the Managing Shareholder ("Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power TrustII ("Power II");
o Ridgewood Electric Power Trust IV ("Power IV");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the"Growth Fund");
o Ridgewood/Egypt Fund ("Egypt Fund"); and
o Ridgewood Power B Fund/Providence Expansion ("B Fund").

In addition, the Trust is affiliated with certain Delaware limited liability companies form by the Managing Shareholder ("Ridgewood LLCs") and for which the Managing Shareholder acts as Manager:

o        Ridgewood Renewable PowerBank, LLC
o        Ridgewood Renewable PowerBank II, LLC

(b) Financial Information about Industry Segments.

         The Trust operates in only one industry segment: investing in independent power generation.

(c) Narrative Description of Business.

(1) General Description.

     The Trust has invested its funds in seven Projects or groups of Projects:

         (i) a 5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project"); (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project"); (iii) a portfolio of 4 small cogeneration facilities located in California, New York and Massachusetts purchased from Eastern Utilities Associates, Inc. (the "On-site Cogeneration Projects"); (iv) an additional cogeneration project located at an airline food preparation facility in Los Angeles, California (the "El Segundo Project"); (v) Ridgewood/AES Power Partners, L.P., a joint venture that operates 5 small cogeneration projects in New York; (vi) a 13.8 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project"); and (vii) a portfolio of five power modules (each having a diesel engine and electric generator mounted on a skid with necessary control and transformer equipment) which are being marketed and operated by Hawthorne Power Systems, Inc., San Diego, California (the "Mobile Power Units").

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

         The San Joaquin Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the San Joaquin Project is used to provide steam to an adjacent food processing company under a long term contract that also terminate in 2020.

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

         Both the San Joaquin and Byron Projects (collectively "NorCal Projects") are Qualifying Facilities ("QFs") pursuant to the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers. PURPA, among other things, requires utilities to purchase electric power from QFs, including "cogeneration facilities" and "small power producers," and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term power contracts with rates set by contract formulae approved by state regulatory commissions. The NorCal Projects entered into such contracts with PG&E. The capacity and energy price paid by PG&E pursuant to the Power Contracts were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a gas index; the so called "Short Run Avoided Cost Methodology" or SRAC. However, as described further below, both the NorCal Projects executed an Amendment to their Power Contract with PG&E, which provides that the Projects will receive a fixed energy payment (as well as the required capacity payment) for a term of five (5) years.

         During calendar years 2000 and 2001, California experienced a severe electric energy crises brought on my many factors including, but not limited to, implementation of flawed electric deregulation legislation. As a result of the energy crises, PG&E, among other things, experienced severe cash shortages and losses due primarily to the fact that it was required under the law to purchase electric energy at wholesale prices significantly above the regulated rates it could legally charge retail customers. As a result, PG&E filed for protection under the U.S. Bankruptcy Code in April of 2001. At the time of PG&E's bankruptcy filing,, the Byron and San Joaquin Projects had not been paid by PG&E for the electric energy and capacity it had delivered in the last several months of 2000 and the first few months of 2001. In addition, given PG&E's bankruptcy, the prospects for payment in the near future were extremely remote. However, the Byron and San Joaquin Projects needed to have a reserve of cash to maintain operations and pay certain fixed costs that would be incurred regardless of its operations and sale to PG&E. Therefore, as further detailed in the Trust's Annual Report on Form 10K for the Year 2001, the Trust sold its PG&E receivables at a discount.

         Subsequent to its bankruptcy filing, PG&E found itself under intense pressure to pay the QFs offline in order to get their electric generation back online and supply the electric starved State of California. Therefore, in an effort to get as many QFs back online as possible, PG&E sought and received approval from the CPUC to offer each QF an agreement, and corresponding amendment to their Power Contracts, for a term of five (5) years, which would effectively replace, for such 5 year term, the variable SRAC formula for determining the energy price with a fixed energy price. Such amendment, if signed by the QF and PG&E and approved by the U.S. Bankruptcy Judge would allow the QF to operate at a price that appeared to be reasonable in light of the circumstances at that time. In addition, a QF that executed the amendment agreed that it would not institute, or proceed with outstanding, litigation against PG&E. Finally, in order to execute an amendment with a fixed energy price, it was necessary to procure natural gas at a fixed price. As a result of the sale of the PG&E receivables, the Byron and San Joaquin Projects had sufficient cash available and were able to procure such supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. Therefore, until approximately August 2006, the Byron and San Joaquin Projects will be operating under the Amendment, which is expected to result in positive cash flow to the Byron and San Joaquin Projects.

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

         Returns from the On-site Cogeneration Projects have deteriorated since their purchase and beginning in the third quarter of 1997 the Trust has closed the majority of the Projects due to unprofitability or because of contract expirations. Because of closures and contract expirations, the Trust has recorded writedowns of $10.8 million relating to On-site Cogeneration Projects since their purchase.

         The Massachusetts projects include the Globe Project, a 3.5 Megawatt turbine with backup diesel engines, located at a Fall River, Massachusetts facility owned by Globe Manufacturing Corp. ("Globe"). On January 13, 2001, Globe filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama, where Globe is headquartered. As a result of such filing, the Trust's litigation in Massachusetts was closed and dismissed by the District Court in Massachusetts without prejudice to restore it pending the termination and outcome of the bankruptcy proceeding. As part of the bankruptcy proceeding, Globe sold substantially all of its assets, including the Fall River facility. The Bankruptcy Court approved the sale. The Power Contract that the Trust has with Globe has been rejected by Globe in the Bankruptcy Court proceedings. Effectively the Power Contract has been terminated and the Trust has "rejection" damages claims against Globe, but given Globe's financial condition it is not likely that significant amounts of money will be available to pay such rejection damages. Recently, the Trust entered into an Asset Sale Agreement and sold the Globe Project equipment for $250,000. The purchaser is responsible for, and has assumed all of the risk of, the equipment removal and transportation. The Trust has received full payment for the Globe Equipment.

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

         RPM has management responsibility for the On-site Cogeneration Projects. See Item 10 -- Directors and Executive Officers of the Registrant.

 (iii) Ridgewood/AES Power Partners, LLC.

         The Trust engaged AES-NJ Cogen, Inc., a small operator of cogeneration plants ("AES") that is not affiliated with the Trust, to operate five of the smallest On-Site Cogeneration Projects. In September 1997 the Trust and AES created a joint venture, Ridgewood/AES Power Partners, L.P. ("Ridgewood AES") to develop additional small cogeneration projects in the New York metropolitan area. The Trust supplies capital and AES supplies development services. At December 31, 2002 Ridgewood AES owned five cogeneration projects at hotels and hospitals in New York and New Jersey.

         In the first quarter of 2003, the Trust entered into negotiations to sell the co-generation facilities to AES-NJ. In March 2003, the Trust sold 100% of its ownership interest in Ridgewood AES to AES-NJ. The acquisition agreement provides for the sale of 100% of the Trust's ownership in Ridgewood AES in return for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"}. The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four-year term. The interest free note will be repaid over a six-month term. In 2002, the Trust recorded a writedown of $67,000 to reflect the projects fair market value as determined by the terms of the sale agreement.

(v) Ridgewood El Segundo, LLC

         In April 1998, the Trust purchased an additional cogeneration project located at a food preparation facility for the Los Angeles International Airport from a private developer. The project is located within one mile of an On-Site Cogeneration Project also owned by the Trust at the Airport. During 2000, the Trust analyzed the carrying value of the El Segundo Project assets using an estimated undiscounted cash flow analysis and wrote down the value of the Project to zero. During much of 2001, the project was idle due to the high costs of natural gas. In April 2002, the Project began operations and operated continually throughout the year.

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

         The Project burns methane gas generated by the decomposition of garbage and other waste in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company ("NEP") that expires in 2020.

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

         Throughout the Trusts' ownership of the Providence Project, certain situations have occurred at the landfill regarding Gasco's operation and maintenance of the gas collection system, which has convinced the Trust and Power IV that the gas collection system could be operated and maintained more efficiently and economically and could provide higher quality, and greater quantities of, landfill gas. The resulting savings in costs and increase in quantity and quality of methane gas will benefit the Providence Project. In addition, RIRRC currently anticipates that the Central Landfill will be capable of providing landfill gas from new phases that could fuel an additional 12 MW. Therefore, the Trust and Power IV have formed Ridgewood Gas Services, LLC, which has concluded negotiations with RIRRC and Gasco for the right to operate and maintain the gas collection systems owned by RIRRC and Gasco. As part of the transaction, Ridgewood Rhode Island Generation, LLC, owned by the Trust's affiliate, Ridgewood Power B Fund/Providence Expansion, will obtain rights to landfill gas from RIRRC and develop and additional 7.5 MW landfill gas-fired electric generation facility.

         Finally, on January 17, 2003, the Providence Project received a "Statement of Qualification" from the Massachusetts Division of Energy Resources ("DOER") pursuant to the renewable portfolio standards ("RPS") adopted by Massachusetts. In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the "Restructuring Act"). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier's sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the DOER.

         Now that the Providence Project has been qualified, it may sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations. The Trust, along with Power IV and the B Fund, are currently negotiating a transaction with a power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Providence Project, as well the RPS Attributes generated by Projects owned by Power V and the B Fund, in the calendar year 2003. In addition, the transaction provides such power marketer with six separate annual options to purchase such output in each year from 2004 through 2009. If not purchased by such power marketers, the Providence Project is free to sell to other parties. Under the terms of the transaction, the prices to be received by the Providence Project are very favorable.

(vii) Mobile Power Units

         In August 1999 the Trust purchased five Caterpillar unified power modules (the "Mobile Power Units") for $1,696,000. The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power III, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the rentals. Due to the increase in competition and production of newer efficient mobile models, the Trust experienced a decrease in rental revenue for the current year. As a result of the change in these market conditions, the forecasted revenues for the units are not expected to be enough to recover the units book value. In 2002, the Trust recorded a writedown of $461,000 to reflect the units' fair market value.

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

         The On-site Cogeneration and El Segundo Projects are "inside-the-fence" cogeneration facilities that are located on the sites of host businesses or organizations and that sell both their electrical output and their heat output to their hosts. The long-term contracts with the hosts generally provide that the Trust is compensated on a "shared savings" basis, under which the net cost of the output is compared to the cost of purchasing the energy from utility suppliers under a predetermined formula and the Trust is paid a percentage of the computed savings. The Trust's return is thus linked to the reliability and efficiency of its operations as well as the cost of alternate sources.

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

         Customers that accounted for more than 10% of consolidated revenue to the Trust in each of the last three fiscal years are:

                                           Calendar year
                                   2002           2001          2000
Pacific Gas & Electric Co.
 (San Joaquin & Byron Projects)    76.5%           53.1%        68.3%
Coca Cola Bottling Plant of New
  York (Coca Cola Project)         12.5%           17.4%        11.4%

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

     (4)  Trends in the Electric Utility and Independent Power Industries

         As a result of the energy crises experience by California during the years 2000 and 2001, both the state legislature and the CPUC have taken significant action by enacting legislation and implementing regulations, respectively, intended primarily to avoid a repeat of the energy crises by creating a more stable, efficient and economic energy market. While it will take a while before it can be determined whether the results hoped for by the state legislature and CPUC occur, the impact on the energy market from such actions will be rather significant. For example, the legislature enacted legislation designed to enhance, promote and encourage renewable generation in the state by implementing a renewable portfolio standard ("RPS"), which will require all California investor owned utilities ("IOUs"), as well as retail electric suppliers to have in their energy supply portfolio a certain percentage of renewable generation. This percentage increases overtime until the requirement equals 20%. In addition to the RPS, California enacted legislation that will streamline the time required for and the costs of new electric power plant permitting and construction. Finally, legislation has been enacted that will fundamentally change the manner in which California IOUs procure electric energy for their customers.

         The deregulation legislation enacted by California in 1994 required, among other things, that the California IOUs satisfy their energy needs by procuring the electric energy from the wholesale power market. The energy prices obtained from such market fluctuated and the IOUs could either make money, if they purchased at prices less than the prices at which they sold, or lose money if the wholesale prices was significantly higher than the retail price. The California energy crises occurred in some measure because the wholesale price actually became significantly higher than the retail rate, causing severe losses to the IOUs and, in the case of PG&E, bankruptcy.

         The process through which California IOUs will now procure electricity for their customers, although subject to CPUC implementation and regulation, will be akin to the methods used prior to deregulations. The IOUs will be required to submit to the CPUC a procurement plan that details how the IOU intends to procure energy from a diversified portfolio of generating resources, including renewable generators, and using contracts terms of varying lengths, including short-term and long-term contracts. The IOUs procurement plans are subject to CPUC approval. The CPUC, among other things, is required to develop a process for evaluating the IOUs procurement plans as well as criteria for evaluating individual energy contracts. The CPUC is currently engaged in the rule-making process that will implement these and many other requirements of the legislation.

         As this legislation described above indicates, the trend in the industry, appears to a reversion to a more regulated electric industry, with reporting requirements and regulatory oversight and review. In any event, these market changes do not significantly impact upon the Byron and San Joaquin Projects, which currently have a Power Contract with PG&E, although market changes which strengthen PG&E benefit the Byron and San Joaquin Projects over the long term by ensuring PG&E's ability to pay under such Power Contract.

         The remaining On-site Cogeneration Projects and the El Segundo Projects, which have "shared savings" contracts, are exposed to the changes in the electric industry that are being caused by wholesale and retail deregulation, as explained below. To date, these deregulation efforts have not had material adverse effects on these Projects.

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

         Competition to market its energy products is generally not a factor in the current operations of the Trust since the major Projects in which it invested have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its energy products if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser due to bankruptcy or insolvency of the purchaser or because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; loss of a cogeneration facility's status as a QF due to failure to meet minimum steam output requirements; or other reasons. It is impossible at this time to estimate the level of marketing competition that the Trust would face in any such event.

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
             Rhode Island                                            gas-fired
                                                                    generation
                                                                      facility
Ridgewood     Sites in    Licensed  various     n/a       n/a      Inside-the-
 AES          NY                                                   fence, gas-
                                                                   fired
                                                                 cogeneration
                                                                  engines and
                                                                  generators
Ridgewood    Los Angeles, Licensed              n/a        n/a   Inside-the-
 El Segundo   CA                                                  fence, gas-
                                                                  fired
                                                                  cogeneration
                                                                  facility

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

            The Managing Shareholder has investigated the possibility and feasibility of a combination of the Other Power Trusts and the Ridgewood LLCs into a publicly traded entity. This would require the approval of the Investors in the Trust, the Other Power Trusts, and the Ridgewood LLCs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust, Other Power Trusts or Ridgewood LLCs. After conducting investigations during 2001 and 2002, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

         As of the date of this Form 10-K, there are 780 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years ended December 31, 2002 and 2001:

                             Year ended            Year ended
                         December 31, 2002      December 31, 2001
Total distributions
 to Investors               $--                     $ --
Distributions per
 Investor Share             $--                     $ --
Distributions to
 Managing Shareholder       $--                     $ --

         The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

         Occasionally, distributions may include funds derived from the release of cash from operating or restricted cash. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the trust is organized to return net cash flow rather that accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. The selected financial data for 1998 was derived from unaudited data.

Selected Financial Data
                        As of and for the year ended December 31,
                    2002      2001       2000        1999        1998

Total Fund Information:

Revenues         $7,848,594 $6,383,067 $9,590,113  $9,735,514 $11,364,992
Net income (loss)(1,356,396)(1,482,487)(2,521,130)  1,091,759  (2,049,175)
                      (A)                    (B)        (C)        (D)
Net assets
(shareholders'
  equity)        14,273,278 15,629,674 17,112,161  21,414,406  22,699,866
Investments in
 Plant and
 Equipment (net
 of depreciation) 6,632,404  7,863,053  8,468,270  11,904,223  11,152,886
Investment
 in Power
 Contract(net
 of amortization) 1,219,580  1,291,320  1,363,060   1,434,800   1,506,540
Total assets     15,589,236 17,480,795 18,919,336  21,255,421  24,405,244
Long-term
obligations              --    250,000         --         --           --
Per Share:
Revenues             20,030     16,290     24,474      24,845      29,004
Net income(loss)     (3,462)    (3,783)    (6,434)      2,786      (5,230)
                        (A)                   (B)         (C)        (D)
Net asset value      36,426     39,887     43,671      54,650      57,931
Distributions
 to Investors            --         --      4,500       6,006       6,003


(A) Includes writedowns of investments of $579,550 ($1,479 per Investor Share).
(B) Includes writedowns of investments of $2,780,083 ($7,095 per Investor
Share).
(C) Includes $1,581,308 of income from arbitration award ($4,036 per Investor Share)
(D) Includes writedowns of investments of $4,055,214 ($10,349 per Investor Share) and income of $1,265,122 ($3,229 per Investor Share) from arbitration award.


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

Results of Operations

The year ended December 31, 2002 compared to the year ended December 31, 2001. Power generation revenue increased $1,761,000, or 29%, to $7,739,000 in 2002 compared to $5,978,000 in 2001. The increase is primarily due to the Byron and San Joaquin projects operating on their normal schedule in 2002 as compared to 2001 when the plants were idle from February to August due to PG&E's failure to pay the projects for power delivered since December 1, 2000. Rental revenue from the Trust's mobile power modules decreased by $295,000 or 73%, to $109,000 in 2002. The decrease in rental revenue is due the higher rental volume experienced in 2001, as a result of the California energy crisis.

Gross profit, which represents total revenues reduced by cost of sales, decreased by $319,000 to a gross loss of $481,000 in 2002 from a gross loss of $162,000 in 2001. The increase in gross loss is primarily due to the San Joaquin and Byron projects experiencing greater repair and maintenance costs as well as a higher fuel costs as a result of the plants operating on their normal schedule, as compared to 2001 when the plants were mostly idle.

General and administrative expenses decreased $413,000, or 68%, to $193,000 in 2002 from $606,000 in 2001. The decrease primarily reflects the legal costs associated with the project's dispute with PG&E in 2001.

The $229,000 of bad debt expense in 2001 is associated with the sale of the San Joaquin and Byron project's PG&E receivables to AMROC. In 2002, the Trust recovered $107,000 relating to prior year PG&E revenues.

In 2002, the Trust recorded a write down to its investments in power generation projects of $580,000. The projects comprising the write down are the Mobile Power Units, $461,000, Ridgewood AES, $67,000, and the On-site Cogeneration Projects, $52,000. The Trust did not record any writedowns of projects in 2001.

The management fee paid to the Managing Shareholder decreased by $101,000, or 21%, to $391,000 in 2002 from $493,000 reflecting the lower net assets of the Trust.

The loss from operations in 2002 remained comparable to 2001.

Other income, net, increased by $128,000, to $136,000 in 2002 from $8,000 in 2001. The increase is primarily due to costs incurred in issuing the "Notice of Solicitation of Consents" to investors in 2001. The Trust's equity income in the Providence Project increased slightly in 2002 compared to 2001 due to the decrease in interest expense as a result of the lower outstanding debt balance on the Providence Project.

The Trust's net loss in 2002 decreased $126,000, or 9%, from $1,482,000 in 2001 to $1,356,000 in 2002. The decrease is primarily due to decrease in general and administrative expenses, offset by the write down of certain power generation investments.

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

General and administrative expenses increased $229,000, or 79%, to $606,000 in 2001 from $289,000 in 2000. The increase reflects higher legal expenses related to the dispute with PG&E.

Provision for bad debt expense decreased $283,000 to $229,000 in 2001 from $512,000 in 2000. The bad debt expense for both periods reflects the loss recognized on the sale of the Monterey Project's PG&E receivables to AMROC.

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

Liquidity and Capital Resources

In 2002, the Trust's operating activities used $18,000 of cash compared to $362,000 in 2001.

Cash generated from investing activities in 2002 and 2001 was $10,000 and $323,000. The decrease is reflective of the distributions received from the Providence Project in 2001.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $757,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The credit agreement requires the Trust to provide 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

In August 2001, the Trust issued through its bank two standby letters of credit, each in the amount of $370,000 to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility and a restricted certificate of deposit in the amount of $297,430 to collateralize the letters of credit, which is presented as restricted cash on the Consolidated Balance Sheets at December 31, 2001. In 2002, the Trust decreased the amount of the certificate of deposit to $100,000. The letters of credit expired in August 2002.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Providence Project has secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:

2003       $955,202
2004        867,223

The Byron and San Joaquin Projects have certain long-term obligations relating to their Power Contracts with PG&E and their Gas Agreements with Coral (See Note 6 of the Consolidated Financial Statements). The Providence Project has certain long-term obligations relating to its Power Contract with NEP, its property lease and its arrangements with its gas supplier. The On-site Cogeneration Project, Ridgewood AES and the El Segundo Project also have certain long-term obligations with the companies owning the facilities where they are sited. None of these long-term obligations are guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2003 their cash flow from operations will be sufficient to meet their obligations.

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

                        December 31, 2002
                       Expected Maturity Date
                              2003
                            (U.S. $)

Bank Deposits and Certificates of Deposit     $ 380,000
Average interest rate                              1.04%

Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheet at December 31,
  2002 and 2001                                        F-3
Consolidated Statement of Operations for the
  three years ended December 31, 2002                  F-4
Consolidated Statement of Changes in
 Shareholders' Equity for the three years
  ended December 31, 2002                              F-5
Consolidated Statement of Cash Flows for the three
  years ended December 31, 2002                        F-6
Notes to Consolidated Financial Statements             F-7 to F-18

Financial Statements for Ridgewood Providence Power Partners, L.P.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001
  (Unaudited)

                                              2002
---------------------------------------------------------------------------
                        First         Second        Third         Fourth
                       Quarter        Quarter       Quarter       Quarter
------------------- ------------   ------------   -----------   -----------
Revenue .........   $ 1,659,000    $ 2,199,000    $ 2,390,000   $ 1,601,000
Income (loss)
 from operations       (470,000)      (315,000)       265,000    (1,017,000)
Net income (loss)      (495,000)      (301,000)       286,000      (846,000)



                                             2001
--------------------------------------------------------------------------------
                           First         Second          Third          Fourth
                          Quarter        Quarter        Quarter        Quarter
---------------------- ------------   ------------   ------------   ------------
Revenue ............   $ 1,479,000    $   877,000    $ 1,805,000    $ 2,222,000
Loss from operations      (587,000)      (429,000)      (296,000)      (178,000)
Net loss ...........      (464,000)      (379,000)      (361,000)      (278,000)

 Report of Independent Accountants


To the Shareholders of
Ridgewood Electric Power Trust III:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III and its subsidiaries (the "Trust") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust III
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                          December 31,
                                               -----------------------------
                                                    2002             2001
                                               ------------    -------------
Assets:
Cash and cash equivalents ..................   $    379,894    $    387,672
Restricted cash ............................        100,000         297,430
Trade receivables ..........................        554,722         762,394
Due from affiliates ........................        277,083         767,529
Other current assets .......................        138,369          77,503
                                               ------------    ------------

       Total current assets ................      1,450,068       2,292,528

Investment in Ridgewood Providence
 Power Partners, L.P. ......................      5,717,184       5,477,894

Plant and equipment ........................     11,086,565      11,676,568
Accumulated depreciation ...................     (4,454,161)     (3,813,515)
                                               ------------    ------------
                                                  6,632,404       7,863,053
                                               ------------    ------------

Electric power sales contracts .............      1,793,500       1,793,500
Accumulated amortization ...................       (573,920)       (502,180)
                                               ------------    ------------
                                                  1,219,580       1,291,320
                                               ------------    ------------

Other assets ...............................        570,000         556,000
                                               ------------    ------------

        Total assets .......................   $ 15,589,236    $ 17,480,795
                                               ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ......   $    691,714    $    905,526
Accrued fuel expense .......................        299,627         454,500
Due to affiliates ..........................        324,617         241,095
                                               ------------    ------------
         Total current liabilities .........      1,315,958       1,601,121

Other liabilities ..........................           --           250,000

Commitments and contingencies ..............           --              --

Shareholders' Equity:
Shareholders' equity (391.8444 investor
 shares issued and outstanding) ............     14,461,579      15,804,411
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding)       (188,301)       (174,737)
                                               ------------    ------------
         Total shareholders' equity ........     14,273,278      15,629,674
                                               ------------    ------------

         Total liabilities and
          shareholders' equity .............   $ 15,589,236    $ 17,480,795
                                               ------------    ------------



   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                         2002           2001           2000
                                      -----------    -----------    -----------

 Power generation revenue .........   $ 7,739,234    $ 5,978,365    $ 9,272,661
 Rental revenue ...................       109,360        404,702        317,452
                                      -----------    -----------    -----------

    Total revenue .................     7,848,594      6,383,067      9,590,113

Cost of sales, including
 depreciation and
 amortization of $712,386,
 $710,204 and $1,035,297 in 2002,
 2001 and 2000 ....................     8,329,348      6,545,145      8,078,257
                                      -----------    -----------    -----------

Gross (loss) profit ...............      (480,754)      (162,078)     1,511,856

General and administrative expenses       192,936        605,967        289,359
Provision for bad debt
 (recoveries) expense .............      (107,045)       229,443        512,105
Write down of investments in
 power generation projects ........       579,550           --        2,780,085
Management fee paid to
  managing shareholder ............       390,743        492,430        592,644
                                      -----------    -----------    -----------
     Total other operating expenses     1,056,184      1,327,840      4,174,193
                                      -----------    -----------    -----------

Loss from operations ..............    (1,536,938)    (1,489,918)    (2,662,337)
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        25,306         32,337         26,657
   Interest expense ...............       (59,844)          --          (36,199)
   Equity income from Ridgewood
    Providence Power Partners, L.P.       239,290        168,919        222,528
    Other expense .................       (24,210)      (193,825)       (71,779)
                                      -----------    -----------    -----------
     Total other income
      (expense), net ..............       180,542          7,431        141,207
                                      -----------    -----------    -----------

Net loss ..........................   $(1,356,396)   $(1,482,487)   $(2,521,130)
                                      -----------    -----------    -----------








          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III

Consolidated Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000
------------------------------------------------------------------------------


                                          Managing
                        Shareholders     Shareholder        Total
                        ------------    -------------   ------------
Shareholders' equity,
  January 1, 2000 ...   $ 21,531,296    $   (116,890)   $ 21,414,406


Cash distributions ..     (1,763,304)        (17,811)     (1,781,115)


Net loss for the year     (2,495,919)        (25,211)     (2,521,130)
                        ------------    ------------     -----------

Shareholders' equity,
  December 31, 2000 .     17,272,073        (159,912)     17,112,161


Net loss for the year     (1,467,662)        (14,825)     (1,482,487)
                         -----------    ------------    ------------

Shareholders' equity,
  December 31, 2001 .     15,804,411        (174,737)     15,629,674


Net loss for the year     (1,342,832)        (13,564)     (1,356,396)
                        ------------    ------------    ------------

Shareholders' equity,
  December 31, 2002 .   $ 14,461,579    $   (188,301)   $ 14,273,278
                        ------------    ------------    ------------
















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of CashFlows
--------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                      -----------------------------------------
                                         2002           2001           2000
                                      -----------    -----------    -----------

Cash flows from operating
  activities:
     Net loss .....................   $(1,356,396)   $(1,482,487)   $(2,521,130)
                                      -----------    -----------    -----------

    Adjustments to reconcile net
     loss to net cash flows from
      operating activities:
     Depreciation and amortization .      712,386        710,204      1,035,297
     Provision for doubtful
      accounts .....................         --             --          512,105
     Writedown of investments in
       power generation projects ...      579,550           --        2,780,085
     Equity in earnings from
      unconsolidated Ridgewood
      Providence Power Partners LP .     (239,290)      (168,919)      (222,528)
     Changes in assets and
      liabilities:
       Decrease (increase)
         restricted cash ...........      197,430       (297,430)          --
       Decrease (increase) in
         trade receivables .........      207,672      1,217,945     (1,502,692)
       (Increase) decrease in
         other current assets ......      (60,866)       121,897         58,026
       Increase in other other
         assets ....................      (14,000)      (556,000)          --
       (Decrease) increase in
         accounts payable and
         accrued expenses ..........     (213,812)        88,100        423,822
       Decrease in accrued
         fuel expense ..............     (154,873)      (305,092)          --
       Increase (decrease) in
         due to affiliates, net ....      573,968       (550,342)       929,290
       (Decrease) increase in
         other liabilities .........     (250,000)       250,000           --
                                       -----------    -----------    -----------
         Total adjustments .........    1,338,165      1,120,547      4,013,405
                                       -----------    -----------    -----------

         Net cash (used in)
          provided by
          operating activities .....      (18,231)      (361,940)     1,492,275
                                       -----------    -----------    -----------

Cash flows from investing
  activities:
     Cash distribution from
      Ridgewood Providence Power
      Partners L.P. ................         --          356,732        414,734
     Reimbursement (payment) of
      capital expenditures .........       10,453        (33,247)      (307,689)
                                       -----------    -----------    -----------
         Net cash provided by
          investing activities .....       10,453        323,485        107,045
                                       -----------    -----------    -----------

Cash flows from financing
  activities:
      Borrowings under line of
       credit facility .............         --             --          725,000
      Repayments under line of
       credit facility .............         --             --         (725,000)
     Cash distributions to
       shareholders ................         --             --       (1,781,115)
                                       -----------    -----------    -----------
         Net cash used in
          financing activities .....         --             --       (1,781,115)
                                       -----------    -----------    -----------

Net decrease in cash and
 cash equivalents ..................       (7,778)       (38,455)      (181,795)
Cash and cash equivalents,
  beginning of year ................      387,672        426,127        607,922
                                       -----------    -----------    -----------
Cash and cash equivalents,
  end of year ......................  $   379,894    $   387,672    $   426,127
                                       -----------    -----------    -----------



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

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the operating results of the affiliates is included in the Consolidated Statements of Operations.

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 effective January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 effective January 1, 2002. The Trust recognized an impairment of certain generating assets, totaling $579,550 in the 2002 consolidated financial statements. Such a loss would have been recognized under SFAS 121, the predecessor standard to SFAS 144.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust will adopt the disclosure provisions of FIN 46 effective June 15, 2003 and has determined that the adoption will not have a material impact on the Trust's consolidated financial statements.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years with a weighted average of 18 years at December 31, 2002 and 2001. During 2002, 2001 and 2000, the Trust recorded depreciation expense of $640,646, $638,464 and $978,721, respectively.

Electrical Power Sales Contracts
A portion of the purchase price of the JRW Associates L.P. and Byron Power Partners, L.P. were assigned to electric power sales contracts and are being amortized over the lives of the contracts (25 years) on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2002, 2001 and 2000, the Trust recorded amortization expense of $71,740.

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

Significant Customers
During 2002, 2001 and 2000, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 75%, 53% and 68%, respectively of total revenues. During 2002, 2001 and 2000, the Trust's second largest customer accounted for 12%, 17% and 11%, respectively of total revenues. PG&E is experiencing severe financial difficulty, see Note 8 for additional discussion.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2002 and 2001, the Trust's net assets had a tax basis of $21,374,328 and $22,028,317, respectively.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2002, 2001 and 2000 was $59,844, $0 and $36,199, respectively.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes.

3. Projects

JRW Associates, L.P. (known as the San Joaquin Power Project)
On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate purchase price was $4,898,987 including transaction costs.

The acquisition of the San Joaquin Project was accounted for as a purchase and the results of operations of the San Joaquin Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $1,374,000 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years). See Note 8 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Byron and San Joaquin Projects.

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

The acquisition of the Byron Project was accounted for as a purchase and the results of operations of the Byron Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $419,500 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years). See
Note 8 - Pacific Gas and Electric Company Financial Crisis, for developments affecting the Byron and San Joaquin Projects.

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

The Providence Project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The remaining 64.3% of Ridgewood Power is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is also Ridgewood Power LLC.

The Trust's investment in the Providence Project is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Providence Project has been included in the consolidated financial statements since acquisition.

Summarized financial information for Ridgewood Providence Power Partners, L.P. is as follows:

  Balance Sheet
                             For the Year Ended December 31,
                                   2002          2001
                               -----------   -----------

Current assets .............   $ 1,827,155   $ 1,458,891
Other non-current assets ...    17,088,980    18,327,504
                               -----------   -----------
Total assets ...............   $18,916,135   $19,786,395

                               -----------   -----------

Current liabilities ........   $ 2,034,392     2,619,729
Long-term debt .............       867,223     1,822,425
                               -----------   -----------
Total liabilities and equity   $18,916,135   $19,786,395

                               -----------   -----------

Trust share ................   $ 5,717,184   $ 5,488,894
                               -----------   -----------


  Statements of Operations

                    For the Year Ended December 31,
                 ------------------------------------
                    2002         2001         2000
                 ----------   ----------   ----------

Revenue ......   $7,344,120   $7,472,308   $7,294,717
Cost of sales     5,885,503    5,840,911    5,632,625
Other expenses      788,338    1,221,061    1,038,764
                 ----------   ----------   ----------
Net income ...   $  670,279   $  410,336   $  623,328
                 ----------   ----------   ----------

Trust share ..   $  239,290   $  168,919   $  222,528
                 ----------   ----------   ----------


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

Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue for the current year. As a result of the change in these market conditions, the forecasted revenues for the mobile power modules are not expected to be enough to recover the units book value. In 2002, the Trust recorded a writedown of $460,697 to reflect the units fair market value. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.

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

The Trust has shut down several of the projects and as a result recorded writedowns of $1,948,237 in 2000, and $8,816,405 in the years prior to 2000. During 2002, the Trust recorded an additional writedown of $52,070 to adjust the carrying value of the projects to reflect their current fair market value. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations. Four of the projects are still operated by the Trust with a total base load of 3 megawatts.

4. Transactions With Managing Shareholder And Affiliates

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2002, 2001 and 2000, the Trust paid management fees to the managing shareholder of $390,743, $492,430 and $592,644, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2002.

The managing shareholder owns one investor share of the Trust with a cost of $84,000. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2002, 2001 and 2000, Ridgewood Management charged the following to the projects based on proportionate amounts invested:



                                            For the Year Ended December 31,
                                            ------------------------------
                                              2002       2001       2000
                                            --------   --------   --------
JRW Associates, L.P. ....................   $132,732   $152,098   $108,859
Byron Power Partners, L.P. ..............     78,510     89,966     64,396
Ridgewood Providence Power Partners, L.P.    570,159    538,262    344,041
Ridgewood El Segundo LLC ................     15,029     17,223     12,452
On-site Cogeneration Projects:
  Ridgewood/Mass PPLP ...................      4,367      6,658     57,590
  Ridgewood/Elmsford PPLP ...............     35,579     40,771     25,660
  Other On-site Cogeneration
   Project Partnerships .................     33,693     55,354     40,862


At December 31, 2002 and 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                        As of December 31,
                                 Due To                 Due From
                             -------------------   --------------------
                               2002       2001       2002       2001
                             ---------  --------   --------   ---------
Ridgewood Management .....   $   --     $231,397   $226,753   $   --
Ridgewood Providence Power
 Partners, L.P. ..........    266,285       --         --      384,715
Other affiliates .........     58,332      9,698     50,330    382,814

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Line of Credit Facility, Letters of Credit and Restricted Cash

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $757,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $757,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The credit agreement requires the Trust to provide 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

In August 2001, the Trust issued through its bank two standby letters of credit, each in the amount of $370,000 to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility and a restricted certificate of deposit in the amount of $297,430 to collateralize the letters of credit, which is presented as restricted cash on the Consolidated Balance Sheets at December 31, 2001. In 2002, the Trust decreased the amount of the certificate of deposit to $100,000. The letters of credit expired in August 2002.

6. Commitments

The Trust, through certain of its subsidiaries, has two long-term operating ground leases. Both leases are for a term of thirty years.


Future minimum lease payments as of December 31, 2002 are as follows:

                                                             Year Ended
                                      December 31,            Repayment
                                      ------------            ---------
                                      2003                     $172,932
                                      2004                      172,932
                                      2005                      172,932
                                      2006                      172,932
                                      2007                      172,932
                                      Thereafter             $2,387,664

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $172,932, $172,332 and $171,600, respectively.

The San Joaquin and Byron projects have a long-term agreement to purchase natural gas from its supplier. The agreement expires in August 2006.

Future minimum purchases under the agreement as of December 31, 2002 are as follows:

                                                             Year Ended
                                      December 31,            Purchases
                                      ------------            ---------
                                      2003                   $2,296,766
                                      2004                    2,296,766
                                      2005                    3,512,322
                                      2006                    2,341,548

7.  Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying value of the Trust's cash and cash equivalents, trade receivables, accounts payable and accrued expenses and the interest bearing amount due to the previous natural gas supplier approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

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

In April 2001, the San Joaquin and Byron Projects entered into an agreement with a financial institution whereby they sold, irrevocably and without recourse, their undivided interest in all eligible trade accounts receivables for December 2000 and January 2001. Costs associated with the sale of receivables of $229,443 and $512,105 for 2001 and 2000, respectively, primarily related to the discount and loss on sale, are included in provision for bad debt expense in the Consolidated Statements of Operations.

In August 2001, PG&E and the San Joaquin and Byron Projects entered into amendments to the electric power sales contracts for a term of five years, which would effectively replace, for such 5 year term, the variable formula for determining the energy price with a fixed energy price. Also in August 2001, the San Joaquin and Byron Projects entered into five year fixed price natural gas supply agreements with Coral Energy Services, Inc. ("Coral"), a subsidiary of Shell Oil. In addition to the letters of credit discussed in Note 5 above, the gas supply agreements required the San Joaquin and Byron Projects to maintain a deposit of $556,000 with Coral which is reflected as other assets in the December 31, 2002 and 2001 Consolidated Balance Sheets.

In the second half of 2001, the previous natural gas supplier made demands for payment of the arrears owed by the San Joaquin and Byron Projects. In December 2001, the San Joaquin and Byron Projects and the natural gas supplier executed a settlement agreement. Pursuant to the settlement agreement, the Byron and San Joaquin Projects were required to pay the natural gas supplier an upfront payment against the arrearage and the remainder to be paid over the next two years at 8% interest rate per annum. The entire balance is required to be discharged no later than the end of July 2003. The trust has reflected the $250,000 due in 2003 in other liabilities in the December 31, 2001 Consolidated Balance Sheet and as a current liability in the December 31, 2002 Consolidated Balance Sheet.

9. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                         Wholesale
                           ----------------------------------------
                              2002           2001           2000
                           ----------     ---------      ----------
Revenue ...............   $ 5,917,877    $ 3,363,789    $ 6,549,527
Depreciation and
  amortization ........       428,036        426,954        427,672
Operating income (loss)      (470,425)    (1,283,347)     1,142,133
Total assets ..........     6,812,337      7,387,797      8,619,907
Capital expenditures ..       (10,453)        33,247        307,689



                                            Retail
                           --------------------------------------
                              2002           2001          2000
                           ----------     ----------    ---------
Revenue ...............   $ 1,930,720    $ 3,019,278   $ 3,040,586
Depreciation and
  amortization ........       284,350        283,250       607,625
Operating income (loss)      (168,694)       512,084    (2,809,255)
Total assets ..........     2,291,340      3,200,827     3,499,289
Capital expenditures ..          --             --            --



                                         Corporate
                        -----------------------------------------
                           2002           2001            2000
                        ----------     ---------      -----------
Revenue ............   $      --      $      --      $      --
Depreciation and
  amortization .....          --             --             --
Operating loss .....      (902,819)      (718,655)      (995,215)
Total assets .......     6,485,559      6,892,171      6,800,140
Capital expenditures          --             --             --


                                          Total
                        -------------------------------------------
                            2002           2001            2000
                        -----------     -----------     -----------
Revenue ............   $  7,848,597    $  6,383,067    $  9,590,113
Depreciation and
  amortization .....        712,386         710,204       1,035,297
Operating loss .....     (1,536,938)     (1,489,918)     (2,662,337)
Total assets .......     15,589,236      17,480,795      18,919,336
Capital expenditures        (10,453)         33,247         307,689


10. Subsequent Event

On January 17, 2003, the Providence Project received a "Statement of Qualification" from the Massachusetts Division of Energy Resources ("DOER") pursuant to the renewable portfolio standards ("RPS") adopted by Massachusetts. In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the "Restructuring Act"). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier's sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the DOER.

Now that the Providence Project has been qualified, it may sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

On February 13, 2003, the Providence Project sold the RPS Attributes generated from the power produced in fourth quarter of 2002 for $336,570. The Trust and Trust IV are currently negotiating a transaction with a power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Providence Project, in the calendar year 2003.

In the first quarter of 2003, the Trust entered into negotiations to sell the co-generation facilities to AES-NJ. In March 2003, the Trust, sold 100% of its ownership interest in Ridgewood AES to AES-NJ. The acquisition agreement provides for the sale of 100% of the Trust's ownership in Ridgewood AES in return for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"}. The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four year term. The interest free note will be repaid over a six month term. In 2002, the Trust recorded a writedown of $66,783 to reflect the projects fair market value as determined by the terms of the sale agreement. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) General.

         As Managing Shareholder of the Trust, Ridgewood Renewable Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

         Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b) Managing Shareholder.

         Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts or other Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts and the manager of the Ridgewood LLCs. The business objectives of these trusts and LLCs are similar to those of the Trust.

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

         Robert E. Swanson, age 56, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts, and Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 44, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and Ridgewood LLCs since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Daniel V. Gulino, age 42, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, Other Power Trusts and Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 38, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and the Ridgewood LLCs. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP, which is the Trust's independent certified public accountant. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 50, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

         The Trust made no distributions in 2002 or 2001 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:

                2002         2001         2000         1999        1998
Managing      $390,743     $492,430     $592,664     $594,576    $673,933
Shareholder
Cost
Reimburse-  $13,222,465 $11,946,145   $12,143,034  $15,813,187   $15,617,631
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

Item 14.  Control and Procedures

         Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective, with the exception of the matter noted below.

         During the 2002 annual financial reporting process, management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency in 2003.

         There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     None.

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

     99.1. Certifications under Section 906 of the Sarbanes-Oxley Act.

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

By:/s/ Robert E. Swanson    President                         April 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                         April 16, 2003
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                April 16, 2003
Christopher Naunton      Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                     April 16, 2003
By:/s/ Robert E. Swanson    President
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust III ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003
/s/   Robert E. Swanson
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust III ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003
/s/   Christopher I. Naunton
Christopher I. Naunton
Chief Financial Officer