Form 10-Q
period 2003-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2003-08-28
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
             (Exact name of registrant asspecified in its charter.)

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

(302) 888-7444 Registrant's telephone number, including area code:

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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                                 March 31, 2003

Ridgewood Electric Power Trust III
Consolidated Balance Sheets(unaudited)
--------------------------------------------------------------------------------



                                                     March 31,     December 31,
                                                       2003             2002
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    110,574    $    379,894
Restricted cash ................................         15,980         100,000
Trade receivables ..............................        244,530         554,722
Current portion of note receivable
 from sale of investment .......................         82,231            --
Due from affiliates ............................        354,328         277,083
Other current assets ...........................        139,833         138,369
                                                   ------------    ------------

      Total current assets .....................        947,476       1,450,068

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      5,929,525       5,717,184

Plant and equipment ............................     10,617,075      11,086,565
Accumulated depreciation .......................     (4,374,396)     (4,454,161)
                                                   ------------    ------------
                                                      6,242,679       6,632,404
                                                   ------------    ------------

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (591,855)       (573,920)
                                                   ------------    ------------
                                                      1,201,645       1,219,580
                                                   ------------    ------------

Note receivable from sale of investment,
 less current portion ..........................        112,235            --
Other non-current assets .......................        570,000         570,000
                                                   ------------    ------------
                                                        682,235         570,000
                                                   ------------    ------------

       Total assets ............................   $ 15,003,560    $ 15,589,236
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    174,740    $    991,341
Due to affiliates ..............................        461,078         324,617
                                                   ------------    ------------
      Total current liabilities ................        636,818       1,315,958

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (391.8444 investor shares
 issued and outstanding) .......................     14,554,108      14,461,579
Managing shareholder's accumulated deficit
(1 management share issued and outstanding) ....       (187,366)       (188,301)
                                                   ------------    ------------
      Total shareholders' equity ...............     14,366,742      14,273,278
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 15,003,560    $ 15,589,236
                                                   ------------    ------------






      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
--------------------------------------------------------------------------------


                                              For the Three Months Ended
                                              --------------------------
                                               March 31,      March 31,
                                                 2003           2002
                                              -----------    -----------

 Power generation revenue .................   $ 1,646,831    $ 1,626,836
 Rental revenue ...........................          --           32,649
                                              -----------    -----------
    Total revenue .........................     1,646,831      1,659,485

Cost of sales, including depreciation and
   amortization of $162,368 and $178,168 in
   2003 and 2002 ..........................     1,852,504      2,000,035
                                              -----------    -----------

Gross loss ................................      (205,673)      (340,550)

General and administrative expenses .......        59,023         41,653
Management fee paid to managing shareholder
                                                   89,208         97,685
                                              -----------    -----------
     Total other operating expenses .......       148,231        139,338
                                              -----------    -----------

Loss from operations ......................      (353,904)      (479,888)
                                              -----------    -----------

Other income (expense):
   Interest income ........................         4,393          6,889
   Interest expense .......................        (5,001)       (16,495)
   Equity income from Ridgewood Providence
      Power Partners, L.P. ................       212,341          5,568
    Other income (expense) ................       235,635        (10,995)
                                              -----------    -----------
     Other income (expense), net ..........       447,368        (15,033)
                                              -----------    -----------

Net income (loss) .........................   $    93,464    $  (494,921)
                                              -----------    -----------














     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                      Managing
                                      Shareholders   Shareholder       Total
                                      ------------   -----------    -----------


Shareholders' equity,
 December 31, 2002 .................   $14,461,579   $  (188,301)   $14,273,278

Net income for the period ..........        90,529           935         93,464
                                       -----------   -----------    -----------

Shareholders' equity, March 31, 2003   $14,554,108   $  (187,366)   $14,366,742
                                       -----------   -----------    -----------



































  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                     ------------------------
                                                      March 31,     March 31,
                                                        2003          2002
                                                     ----------   -----------

Cash flows from operating activities:
     Net income (loss) ...........................   $  93,464    $(494,921)
                                                     ---------    ---------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating
      activities:
     Depreciation and amortization................     162,368      178,168
     Equity in earnings from unconsolidated
      Ridgewood Providence Power Partners L.P. ...    (212,341)      (5,568)
     Changes in assets and liabilities:
       Decrease in restricted cash ...............      84,020         --
       Decrease in trade receivables .............     235,798      267,620
       Decrease in other current assets ..........      48,536       13,399
       Decrease in accounts payable
        and accrued expenses .....................    (816,601)    (208,253)
       Increase in due to affiliates, net ........      60,216      119,848
                                                     ---------    ---------
         Total adjustments .......................    (438,004)     365,214
                                                     ---------    ---------
         Net cash used in operating activities ...    (344,540)    (129,707)
                                                     ---------    ---------

Cash flows from investing activities:
     Cash received from sale of investment, net ..      45,292         --
     Proceeds from note receivable ...............      29,928         --
     Reimbursement of capital expenditures .......        --          8,953
                                                     ---------    ---------
         Net cash provided by investing activities      75,220        8,953
                                                     ---------    ---------


Net decrease in cash and cash equivalents ........    (269,320)    (120,754)
Cash and cash equivalents, beginning of period ...     379,894      387,672
                                                     ---------    ---------

Cash and cash equivalents, end of period .........   $ 110,574    $ 266,918
                                                     ---------    ---------











    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Summary Results of Operations for Selected Investments

Summary results of operations for Ridgewood Providence Power Partners, L.P., which are accounted for under the equity method, were as follows:


                                      Three Months Ended March 31,
                                       2003                  2002
                                       ----                  ----
            Revenue                 $2,148,000            $1,725,000
            Cost of sales            1,491,000             1,611,000
            Other expenses              62,000                98,000
            Net income                 595,000                16,000


3. New Accounting Standards and Disclosures

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

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective July 1, 2003, with no material impact to the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

4. Related Party Transactions

At March 31, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:




                                Due To                Due From
                       ----------------------- -----------------------
                        March 31,  December 31, March 31,  December 31,
                          2003        2002        2003        2002
                        --------   ---------   ---------    ---------

Ridgewood Power
 Management LLC .....   $   --      $   --      $336,560    $226,753
Ridgewood Providence
 Power Partners, L.P.    406,285     266,285        --          --
Other affiliates ....     54,793      58,332      17,768      50,330

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Sale of Investment

In March 2003, the Trust sold 100% of its ownership interest in Ridgewood AES Power Partners, LLC ("Ridgewood AES") to AES-NJ Cogen Co., Inc. ("AES-NJ"). The acquisition agreement provides for the sale of 100% of the Trust's ownership in Ridgewood AES in return for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"). The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four-year term. The interest free note will be repaid over a six-month term. Both notes are guaranteed by AES-NJ.

6. Qualification of the Providence Project

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

7. Financial Information by Business Segment

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

The financial data for business segments are as follows:


                                               Wholesale
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2003                    2002
                             --------------------    --------------------

Revenue                              $1,049,423              $1,293,016
Depreciation and
  amortization                          107,079                 107,080
Operating loss                         (264,215)               (345,100)
Total assets                          6,366,419               7,022,155
Capital expenditures                         --                  (8,953)



                                                 Retail
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $597,408           $366,469
Depreciation and
  amortization                           55,289             71,088
Operating income (loss)                  64,688            (51,937)
Total assets                          2,210,653          3,038,284
Capital expenditures                         --                 --



                                               Corporate
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $     --           $     --
Depreciation and
  amortization                               --                 --
Operating loss                         (154,377)           (82,851)
Total assets                          6,426,488          6,630,968
Capital expenditures                         --                 --


                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                              $7,848,597         $1,659,485
Depreciation and
  amortization                          162,368            178,168
Operating loss                        (353,904)           (479,888)
Total assets                         15,003,560         16,691,407
Capital expenditures                         --             (8,953)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

IntroductionThe consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. The Trust uses the equity method of accounting for its investment in Ridgewood Providence Power Partners, L.P., which is owned 50% or less by the Trust.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Power generation revenue of $1,647,000 for the first three months of 2003 was comparable to the prior year.

Gross profit increased from a loss of $341,000 in the first quarter of 2002, to a loss of $206,000 in the first quarter of 2003. The increase is a result of the lower maintenance expenses recorded in the current year as compared to 2002, when the San Joaquin Project experienced costly engine repairs.

General and administrative expenses increased by $17,000, to $59,000 in 2003 as compared to $42,000 in 2002. The increase is a result of the higher professional fees incurred in 2003. The management fee decreased from $98,000 in the first quarter of 2002 to $89,000 in the same period in 2003 as a result of the Trust's lower net asset balance.

Other income increased $247,000, from an expense of $11,000 in the first quarter of 2002, to $236,000 in the first quarter of 2003. The increase is a result of the proceeds received from the sale of the equipment of one of the idle cogeneration facilities owned by Ridgewood/Massachusetts Power Partners, which had been written off in 2000.

Equity income from the Providence project increased from $6,000 in the first quarter of 2002 to $212,000 in the corresponding period in 2003. The increase can be attributed to the higher maintenance costs and lower revenues recorded in 2002 as a result of the failure of one of the facility's engines. In addition, the project recorded the sale of $337,000 for the transfer of renewable energy credits produced in the fourth quarter of 2002.

 Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2003 was $345,000 as compared to $130,000 for the three months ended March 31, 2002. The decrease in cash flow from operating activities is primarily due to the payment of trade payables, partially offset by the increase in net income.

Cash provided by investing activities for the first three months of 2003 was $75,000 compared to $9,000 for the first three months of 2002. The increase in cash flow is due to the $75,000 collected on the sale of the AES projects.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

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

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                    Registrant

August 27, 2003               By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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


Date: August 27, 2003


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


Date: August 27, 2003


/s/ Christopher I. Naunton
--------------------------
Christopher I. Naunton
Chief Financial Officer