Form 10-Q
period 2003-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2003-09-10
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
            (Exact name of registrant as specified in its charter.)


                    Delaware                          22-3264565
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)        Identification No.)

   1314 King Street, Wilmington, Delaware                   19801
   ---------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                                  June 30, 2003

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------

                                                     June 30,       December 31,
                                                       2003            2002
                                                   ------------     -----------
Assets:
Cash and cash equivalents ......................   $     54,051    $    379,894
Restricted cash ................................         15,980         100,000
Trade receivables ..............................        829,593         554,722
Current portion of note receivable
 from sale of investment .......................         70,654            --
Due from affiliates ............................        263,042         277,083
Other current assets ...........................         36,304         138,369
                                                   ------------    ------------

       Total current assets ....................      1,269,624       1,450,068

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      6,012,296       5,717,184

Plant and equipment ............................     10,617,075      11,086,565
Accumulated depreciation .......................     (4,518,831)     (4,454,161)
                                                   ------------    ------------
                                                      6,098,244       6,632,404
                                                   ------------    ------------

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (609,790)       (573,920)
                                                   ------------    ------------
                                                      1,183,710       1,219,580
                                                   ------------    ------------

Note receivable from sale of
 investment, less current portion ..............        103,556            --
Other non-current assets .......................        570,000         570,000
                                                   ------------    ------------
                                                        673,556         570,000
                                                   ------------    ------------
        Total assets ...........................   $ 15,237,430    $ 15,589,236
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    439,842    $    991,341
Due to affiliates ..............................        492,500         324,617
                                                   ------------    ------------
       Total current liabilities ...............        932,342       1,315,958

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (391.8444 investor
 shares issued and outstanding) ................     14,493,071      14,461,579
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (187,983)       (188,301)
                                                   ------------    ------------
      Total shareholders' equity ...............     14,305,088      14,273,278
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 15,237,430    $ 15,589,236
                                                   ------------    ------------


    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
--------------------------------------------------------------------------------
                           Six Months Ended             Three Months Ended
                      --------------------------    --------------------------
                        June 30,       June 30,      June 30,        June 30,
                          2003           2002          2003            2002
                      -----------    -----------    -----------    -----------
Power generation
 revenue ..........   $ 3,569,987    $ 3,806,225    $ 1,923,156    $ 2,179,389
Rental revenue ....         6,368         51,993          6,368         19,344
                      -----------    -----------    -----------    -----------
    Total revenue .     3,576,355      3,858,218      1,929,524      2,198,733

Cost of sales .....     3,400,781      4,366,534      1,548,277      2,366,499
                      -----------    -----------    -----------    -----------

Gross profit(loss)        175,574       (508,316)       381,247       (167,766)

General and
 administrative
 expenses .........        95,221         81,250         36,198         49,355
Management fee
 paid to managing
 shareholder ......       178,326        195,371         89,118         97,686
                      -----------    -----------    -----------    -----------
  Total other
   operating
   expenses .......       273,547        276,621        125,316        147,041
                      -----------    -----------    -----------    -----------

(Loss) income
  from operations .       (97,973)      (784,937)       255,931       (314,807)
                      -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income .         6,491         16,349          2,098          9,460
  Interest expense        (10,002)       (36,496)        (5,001)       (20,001)
  Other income
   (expense) ......       233,985        (34,815)        (1,650)       (14,062)
  Equity income
   from Ridgewood
   Providence Power
   Partners, L.P. .       295,112         44,468         82,771         38,900
                      -----------    -----------    -----------    -----------
   Other income
    (expense), net        525,586        (10,494)        78,218         14,297
                      -----------    -----------    -----------    -----------


Net income (loss) .   $   427,613    $  (795,431)   $   334,149    $  (300,510)
                      -----------    -----------    -----------    -----------



















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                            Shareholders    Shareholder         Total
                            ------------    ------------    ------------
Shareholders' equity,
 December 31, 2002 ......   $ 14,461,579    $   (188,301)   $ 14,273,278

Cash distributions ......       (391,845)         (3,958)       (395,803)

Net income for the period        423,337           4,276         427,613
                            ------------    ------------    ------------

Shareholders' equity,
  June 30, 2003 .........   $ 14,493,071    $   (187,983)   $ 14,305,088
                            ------------    ------------    ------------



































      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                    Six Months Ended
                                                 ----------------------
                                                  June 30,     June 30,
                                                    2003         2002
                                                 ---------    ---------
Cash flows from operating activities:
     Net income (loss) .......................   $ 427,613    $(795,431)
                                                 ---------    ---------
     Adjustments to reconcile net income
      (loss) to net cash flows from
       operating activities:
     Depreciation and amortization ...........     324,735      356,334
     Equity in earnings from
      unconsolidated Ridgewood
      Providence Power Partners L.P. .........    (295,112)     (44,468)
     Changes in assets and liabilities:
       Decrease in restricted cash ...........      84,020         --
       Increase in trade receivables .........    (349,265)    (230,645)
       Decrease in other current assets ......     102,065       11,972
       Increase in other non-current assets ..        --        (14,000)
       Decrease in accounts payable
        and accrued expenses .................    (551,499)    (245,598)
       Increase in due to affiliates, net ....     181,924      581,144
                                                 ---------    ---------
         Total adjustments ...................    (503,132)     414,739
                                                 ---------    ---------
         Net cash used in
          operating activities ...............     (75,519)    (380,692)
                                                 ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of investment, net ...      95,295         --
     Proceeds from note receivable ...........      50,184         --
     Reimbursement of capital expenditures ...        --          8,953
                                                 ---------    ---------
         Net cash provided by
          investing activities ...............     145,479        8,953
                                                 ---------    ---------

Cash flows from financing activities:
     Cash distribution to shareholders .......    (395,803)        --
                                                 ---------    ---------
         Net cash used in
          financing activities ...............    (395,803)        --
                                                 ---------    ---------


Net decrease in cash and cash equivalents ....    (325,843)    (371,739)
Cash and cash equivalents, beginning of period     379,894      387,672
                                                 ---------    ---------
Cash and cash equivalents, end of period .....   $  54,051    $  15,933
                                                 ---------    ---------








  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's (the "Trust") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. The Trust's consolidated operations include electric co-generation projects. The Trust uses the equity method of accounting for its investment in Ridgewood Providence Power Partners, L.P., which the Trust owns a 35.7% interest.

2.  Summary Results of Operations for Selected Investments

Summarized financial information for Ridgewood Providence Power Partners, L.P., which is accounted for under the equity method, is as follows:


Balance Sheet
                    June 30,     December 31,
                      2003          2002
                   -----------   -----------
Total assets ...   $18,759,279   $18,916,135
                   -----------   -----------

Partners' equity   $16,839,399   $16,014,520
                   -----------   -----------


Statement of Operations

                Six Months Ended June 30, Three Months Ended June 30,
                 -----------------------   -----------------------
                    2003         2002         2003         2002
                 ----------   ----------   ----------   ----------
Revenue ......   $3,933,000   $3,347,000   $1,785,000   $1,622,000
Cost of sales     2,989,000    3,001,000    1,498,000    1,390,000
Other expenses      119,000      221,000       57,000      123,000
Net income ...      825,000      125,000      230,000      109,000


3.  New Accounting Standards and Disclosures

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective July 1, 2003.

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

4. Related Party Transactions

At June 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                               Due To              Due From
                       ---------------------- ---------------------
                       June 30,  December 31, June 30,  December 31,
                         2003       2002        2003       2002
                       --------   ---------   --------   --------
Ridgewood Power
 Management L.L.C...    $   --     $   --     $263,042   $226,753
Providence Power
 Partners ..........    436,285    266,285        --         --
Other affiliates ...     56,215     58,332        --       50,330
                       --------   --------    --------   --------
           Total ...   $492,500   $324,617    $263,042   $277,083
                       --------   --------    --------   --------
From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Sale of Assets

In March 2003, the Trust sold 100% of its ownership interest in Ridgewood AES Power Partners, LLC ("Ridgewood AES") to AES-NJ Cogen Co., Inc. ("AES-NJ"). The acquisition agreement provides for the sale of 100% of the Trust's ownership in Ridgewood AES in return for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"). The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four-year term. The interest free note will be repaid over a six-month term. Both notes are guaranteed by AES-NJ. There is no gain or loss recorded in the current year, as an impairment charge was taken in the fourth quarter of 2002.

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

Now that the Providence Project has been qualified as new renewable generation, it receives RPS Attributes that it may sell to retail electric suppliers. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

In the first quarter of 2003, the Providence Project entered into a three year agreement to sell all its RPS Attributes to a retail electric supplier. On February 13, 2003, the Providence Project sold and recorded revenue totaling $336,750 for the RPS Attributes derived from the power produced in fourth quarter of 2002.

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

The financial data for business segments are as follows:


                                   Wholesale Power Sales

                        Six Months Ended            Three Months Ended
                   --------------------------    -------------------------
                     June 30,       June 30,       June 30,      June 30,
                       2003           2002           2003          2002
                   -----------    -----------    -----------   -----------
Revenue ........   $ 2,352,542    $ 3,025,911    $ 1,303,119   $ 1,732,895
Depreciation and
 amortization ..       214,158        214,161        107,079       107,081
Operating income
 (loss) ........       (74,370)      (496,390)       189,845      (151,290)
Capital
 expenditures ..          --           (8,953)          --            --



                                         Retail Power Sales

                             Six Months Ended          Three Months Ended
                          -----------------------    -----------------------
                           June 30,     June 30,      June 30,     June 30,
                             2003         2002          2003         2002
                          ----------   ----------    ----------   ----------
Revenue ...............   $1,223,813   $  832,307    $  626,405   $  465,838
Depreciation and
 amortization .........      110,577      142,173        55,288       71,085
Operating income (loss)      235,377      (82,912)      170,689      (30,975)
Capital expenditures ..         --            --            --           --



                                          Corporate

                          Six Months Ended         Three Months Ended
                       -----------------------    ---------------------
                         June 30,    June 30,     June 30,     June 30,
                           2003        2002         2003         2002
                       ----------   ----------   ----------   ---------
Revenue ............   $    --      $    --      $    --      $    --
Depreciation and
 amortization ......        --           --           --           --
Operating loss .....    (258,980)    (205,635)    (104,603)    (132,542)
Capital expenditures        --           --           --           --



                                                 Total
                             Six Months Ended             Three Months Ended
                        --------------------------    -------------------------
                           June 30,      June 30,      June 30,       June 30,
                             2003          2002          2003           2002
                        -----------    -----------    -----------   -----------
Revenue .............   $ 3,576,355    $ 3,858,218    $ 1,929,524   $ 2,198,733
Depreciation and
 amortization .......       324,735        356,334        162,367       178,166
Operating income
 (loss) .............       (97,973)      (784,937)       255,931      (314,807)
Capital expenditures           --           (8,953)          --            --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. The Trust uses the equity method of accounting for its investment in Ridgewood Providence Power Partners, L.P., which the Trust owns a 35.7% interest.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Three Months Ended June 30,2003, Compared to the Three Months Ended June 30,2002

Power generation revenue decreased $256,000, or 11.7 %, to $1,923,000 in the second quarter of 2003 compared to $2,179,000 for the same period of 2002. The decrease is primarily due to the Byron and San Joaquin projects operating on a shorter production schedule during the second quarter of 2003. As a result of high natural gas prices, the Byron and San Joaquin projects have elected to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and reduced wear and tear on the generation equipment. As a partial offset to the decrease previously discussed, revenues from the Trust's on-site cogeneration projects increased $174,000 due to the increase in natural gas prices. Rental revenue from the Trust's mobile power modules decreased by $13,000 to $6,000 in the second quarter of 2003. The decrease in rental revenue is due the increase in competition and production of newer efficient models.

Gross profit increased from a loss of $168,000 in the second quarter of 2002, to a profit of $381,000 in the second quarter of 2003. The increase is a result of the lower maintenance expenses incurred in the current year as compared to 2002, when the San Joaquin Project experienced costly engine repairs. Also contributing was the increase in revenues from the Trust's on-site cogeneration projects.

General and administrative expenses decreased by $13,000, to $36,000 in the second quarter of 2003 as compared to $49,000 in the second quarter of 2002. The decrease is a result of the lower professional fees incurred in 2003. The management fee decreased from $98,000 in the second quarter of 2002 to $89,000 in the same period in 2003 as a result of the Trust's lower net asset balance.

Equity income from the Providence project increased from $39,000 in the second quarter of 2002 to $83,000 for the corresponding period in 2003. The increase can be attributed to the higher maintenance costs and lower revenues recorded in 2002 as a result of the failure of one of the facility's engines.


Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Power generation revenue decreased $236,000, or 6.2%, to $3,570,000 for the first six months of 2003 compared to $3,806,000 for the same period of 2002. The decrease is primarily due to the Byron and San Joaquin projects operating on a shorter production schedule during the first half of 2003. As a result of high natural gas prices, the Byron and San Joaquin projects have elected to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and reduced wear and tear on the generation equipment. As a partial offset to the decrease previously discussed, revenues from the Trust's on-site cogeneration projects increased $437,000 due to the increase in natural gas prices. Rental revenue from the Trust's mobile power modules decreased by $46,000 to $6,000 in the first half of 2003. The decrease in rental revenue is due the increase in competition and production of newer efficient models.

Gross profit increased from a loss of $508,000 for the first six months of 2002, to a profit of $176,000 for the first six months of 2003. The increase is a result of the lower maintenance expenses incurred in the current year as compared to 2002, when the San Joaquin Project experienced costly engine repairs. Also contributing was the increase in revenues from the Trust's on-site cogeneration projects.

General and administrative expenses increased by $14,000 to $95,000 for the first six months of 2003. The increase is a result of the higher professional fees incurred in 2003. The management fee decreased from $195,000 in the first half of 2002 to $178,000 in the same period in 2003 as a result of the Trust's lower net asset balance.

Other income increased $269,000, from an expense of $35,000 in the first half of 2002, to $234,000 in the first half of 2003. The increase is a result of the proceeds received from the sale of the equipment of one of the idle cogeneration facilities owned by Ridgewood/Massachusetts Power Partners, which had been written off in 2000.

Equity income from the Providence project increased from $44,000 in the first half of 2002 to $295,000 in the corresponding period in 2003. The increase can be attributed to the higher maintenance costs and lower revenues recorded in 2002 as a result of the failure of one of the facility's engines. In addition, the project recorded the sale of $337,000 for the transfer of renewable energy credits produced in the fourth quarter of 2002.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2003 was $76,000 as compared to $381,000 for the six months ended June 30, 2002. The increase in cash flow from operating activities is primarily due to the increase in net income, partially offset by the payment of trade payables.

Cash provided by investing activities for the first six months of 2003 was $145,000 compared to $9,000 for the first six months of 2002. The increase in cash flow is due to the $145,000 collected on the sale of the AES projects.

Cash used in financing activities for the first six months of 2003 was $396,000 compared to zero for the first six months of 2002. The use of cash flow in financing activities is due to distributions to shareholders.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                    Registrant

September 10, 2003                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: September 10, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: September 10, 2003

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer