Form 10-Q
period 2003-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2004-01-16
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
            (Exact name of registrant as specified in its charter.)

             Delaware                         22-3264565
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

   1314 King Street, Wilmington, Delaware                        19801
   -------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                               September 30, 2003

Ridgewood Electric Power Trust III
Consolidated Balance Sheets(unaudited)
--------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       2003             2002
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    279,737    $    379,894
Restricted cash ................................         15,980         100,000
Trade receivables ..............................        865,514         554,722
Current portion of note
receivable from sale of investment .............         59,098            --
Due from affiliates ............................        310,603         277,083
Assets held for sale ...........................        678,447            --
Unrealized gain on gas purchase contract .......        396,417            --
Other current assets ...........................        155,249         138,369
                                                   ------------    ------------
       Total current assets ....................      2,761,045       1,450,068

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      5,610,811       5,717,184

Plant and equipment ............................      9,382,440      11,086,565
Accumulated depreciation .......................     (4,194,281)     (4,454,161)
                                                   ------------    ------------
                                                      5,188,159       6,632,404
                                                   ------------    ------------

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (627,725)       (573,920)
                                                   ------------    ------------
                                                      1,165,775       1,219,580
                                                   ------------    ------------

Note receivable from sale of investment,
 less current portion ..........................         97,366            --
Unrealized gain on gas purchase contract,
 net of current portion ........................        256,230            --
Other non-current assets .......................        570,000         570,000
                                                   ------------    ------------
                                                        923,596         570,000
                                                   ------------    ------------

        Total assets ...........................   $ 15,649,386    $ 15,589,236
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    268,964    $    991,341
Due to affiliates ..............................        344,277         324,617
                                                   ------------    ------------
     Total current liabilities .................        613,241       1,315,958

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (391.8444 investor
 shares issued and outstanding) ................     15,216,817      14,461,579
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (180,672)       (188,301)
                                                   ------------    ------------
    Total shareholders' equity .................     15,036,145      14,273,278
                                                   ------------    ------------
    Total liabilities and shareholders' equity .   $ 15,649,386    $ 15,589,236
                                                   ------------    ------------


   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
------------------------------------------------------------------------------
                            Nine Months Ended           Three Months Ended
                      ---------------------------  ----------------------------
                      September 30,  September 30, September 30,   September 30,
                           2003          2002           2003            2002
                       -----------    -----------   ------------    -----------

 Power generation
  revenue ..........   $ 5,920,490    $ 6,164,815    $ 2,350,503    $ 2,358,590
 Rental revenue ....        22,088         82,993         15,720         31,000
                       -----------    -----------    -----------    -----------
    Total revenue ..     5,942,578      6,247,808      2,366,223      2,389,590

Cost of sales ......     5,209,068      6,363,038      1,808,287      1,996,504
                       -----------    -----------    -----------    -----------

Gross profit(loss) .       733,510       (115,230)       557,936        393,086

General and
 administrative
 expenses ..........       146,907        141,265         51,686         40,164
Write down of
 investments in
 power generation
   projects ........        88,429           --           88,429           --
Management fee
 paid to managing
 shareholder .......       267,534        293,057         89,208         97,686
                       -----------    -----------    -----------    -----------
  Total other
   operating
   expenses ........       502,870        434,322        229,323        137,850
                       -----------    -----------    -----------    -----------

Income (loss)
 from operations ...       230,640       (549,552)       328,613        255,236
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         8,656         21,727          2,165          5,378
  Interest expense .       (10,835)       (52,250)          (833)       (15,754)
  Other income
   (expense) .......       231,012        (15,305)        (2,973)          (341)
  Unrealized gain
   on gas purchase
   contract ........       652,647           --          652,647           --
  Equity income
   from Ridgewood
   Providence
   Power Partners,LP       442,362         85,735        147,250         41,267
                       -----------    -----------    -----------    -----------
    Other income
     (expense),net .     1,323,842         39,907        798,256         30,550
                       -----------    -----------    -----------    -----------

Net income (loss) ..   $ 1,554,482    $  (509,645)   $ 1,126,869    $   285,786
                       -----------    -----------    -----------    -----------










  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                             Managing
                            Shareholders    Shareholder         Total
                            ------------    ------------    ------------
Shareholders' equity,
 December 31, 2002 ......   $ 14,461,579    $   (188,301)   $ 14,273,278

Cash distributions ......       (783,699)         (7,916)       (791,615)

Net income for the period      1,538,937          15,545       1,554,482
                            ------------    ------------    ------------

Shareholders' equity,
 September 30, 2003 .....   $ 15,216,817    $   (180,672)   $ 15,036,145
                            ------------    ------------    ------------


























    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows(unaudited)
------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                 -----------------------------
                                                 September 30,   September 30,
                                                      2003           2002
                                                  -----------    ------------

Cash flows from operating activities:
     Net income (loss) ........................   $ 1,554,482    $  (509,645)
                                                  -----------    -----------

     Non-cash adjustments to reconcile
      net income (loss) to net cash
      flows from operating activities:
     Depreciation and amortization ............       485,879        534,219
     Writedown of investments in power
      generation projects .....................        88,429           --
     Equity in earnings from
      unconsolidated Ridgewood
      Providence Power Partners LP ............      (442,362)       (85,735)
     Unrealized gain on gas purchase contract .      (652,647)          --
     Changes in assets and liabilities:
       Decrease in restricted cash ............        84,020           --
       (Increase) decrease in trade receivables      (385,186)       115,950
       Increase in other current assets .......          --         (136,027)
       Increase in other non-current assets ...       (16,880)       (14,000)
       Decrease in accounts payable
        and accrued expenses ..................      (722,377)       (37,529)
       (Decrease) increase in
        due to affiliates, net ................       (13,860)       628,628
                                                  -----------    -----------
         Total adjustments ....................    (1,574,984)       755,506
                                                  -----------    -----------
   Net cash (used in) provided
    by operating activities ...................       (20,502)       245,861
                                                  -----------    -----------

Cash flows from investing activities:
     Cash distribution from Providence
      Power Partners L.P. .....................       548,735           --
     Proceeds from sale of investment,net .....        95,295           --
     Proceeds from note receivable ............        67,930           --
     Reimbursement of capital expenditures               --            8,953
                                                  -----------    -----------
  Net cash provided by investing activities ...       711,960          8,953
                                                  -----------    -----------


Cash flows from financing activities:
     Cash distribution to shareholders ........      (791,615)          --
                                                  -----------    -----------
  Net cash used in financing activities .......      (791,615)          --
                                                  -----------    -----------

Net (decrease) increase in cash
 and cash equivalents .........................      (100,157)       254,814
Cash and cash equivalents, beginning of period        379,894        387,672
                                                  -----------    -----------
Cash and cash equivalents, end of period ......   $   279,737    $   642,486
                                                  -----------    -----------











       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements(unaudited)
---------------------------------------------------------------------------
1. General

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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for Ridgewood Providence Power Partners, L.P., which is accounted for under the equity method, is as follows:

Balance Sheet
                  September 30,  December 31,
                       2003          2002
                   -----------   ------------

Total assets ...   $17,306,185   $18,916,135
                   -----------   -----------

Partners' equity   $15,716,218   $16,014,520
                   -----------   -----------


Statement of Operations

                             Nine Months Ended          Three Months Ended
                               September 30,                September 30,
                         -------------------------   --------------------------
                            2003           2002          2003           2002
                         -----------   -----------   -----------    -----------
Revenue ..............   $ 5,730,000   $ 5,013,000   $ 1,797,000    $ 1,666,000
Cost of sales ........     4,429,000     4,422,000     1,440,000      1,421,000
Other expenses(income)        62,000       351,000       (57,000)       130,000
Net income ...........     1,239,000       240,000       414,000        115,000

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective December 15, 2003.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an unrealized gain of $652,647 on its gas purchase agreements.

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

4. Assets held for Sale

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue for the second consecutive year. As a result of the unfavorable market conditions, the forecasted revenues for the mobile power modules are not expected to be enough to recover the units' book value. The Trust recorded a writedown of $88,429 and $460,697 to reflect the units fair market value, in 2003 and 2002, respectively.

5. Derivative Instruments

In accordance with SFAS 149, Accounting for Derivative Instruments and Hedging Activities, the Trust recorded a net unrealized gain of $652,647 in the third quarter of 2003. As a result of current natural gas market prices exceeding the fixed price as stated in the Trust's gas purchase agreement, the Trust recorded an unrealized gain of $744,052. Conversely, the Trust recorded an unrealized loss of $91,407 as a result of the current market price for natural gas exceeding the sales price as stated in the Trust's gas sale agreements.

6. Related Party Transactions

At September 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                            Due To                    Due From
                   -------------------------  --------------------------
                   September 30, December 31, September 30, December 31,
                       2003         2002          2003         2002
                     --------     --------      --------     --------
Ridgewood Power
 Management L.L.C    $   --       $   --        $310,603     $226,753
Providence Power
 Partners ........    242,550      266,285          --           --
Other affiliates .    101,727       58,332          --         50,330
                     --------     --------      --------     --------
         Total ...   $344,277     $324,617      $263,042     $277,083
                     --------     --------      --------     --------
From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

7. Sale of Assets

In March 2003, the Trust sold 100% of its ownership interest in Ridgewood AES Power Partners, LLC ("Ridgewood AES") to AES-NJ Cogen Co., Inc. ("AES-NJ"). The acquisition agreement provides for the sale of 100% of the Trust's ownership in Ridgewood AES in return for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"). The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four-year term. The interest free note will be repaid over a six-month term. Both notes are guaranteed by AES-NJ. There is no gain or loss recorded in the current year, as an impairment charge was taken in the fourth quarter of 2002. The sale of Ridgewood AES has not been disclosed as a discontinued operation due to the immateriality of the project's operating results.

8. Qualification of the Providence Project

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

In the first quarter of 2003, the Providence Project entered into an agreement governing the sale of all its RPS Attributes to a retail electric supplier. On February 13, 2003, the Providence Project sold and recorded revenue totaling $336,750 for the RPS Attributes derived from the power produced in the fourth quarter of 2002.

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

The financial data for business segments are as follows:

                                        Wholesale Power Sales
                              Nine Months Ended         Three Months Ended
                         --------------------------- --------------------------
                         September 30, September 30, September 30, September 30,
                             2003          2002           2003           2002
                          -----------   -----------    -----------   -----------

Revenue ...............   $ 4,069,801   $ 4,793,995    $ 1,717,259   $ 1,768,084
Depreciation and
 amortization .........       320,015       320,957        105,857       106,796
Operating income(loss)        395,039      (187,971)       469,409       308,419
Capital expenditures ..          --          (8,953)          --            --

                                          Retail Power Sales
                             Nine Months Ended           Three Months Ended
                        ---------------------------  ---------------------------
                        September 30, September 30,  September 30, September 30,
                            2003          2002            2003           2002
                         -----------   -----------    -----------   ------------

Revenue ..............   $ 1,872,777   $ 1,453,813    $   648,964   $   621,506
Depreciation and
  amortization .......       165,864       213,262         55,287        71,089
Operating income(loss)       199,584         3,773        (35,793)        86,685
Capital expenditures .          --            --             --            --


                                         Corporate
                         Nine Months Ended          Three Months Ended
                     -------------------------- ----------------------------
                     September 30, September 30,September 30, September 30,
                          2003         2002         2003         2002
                       ----------   ----------   ----------   -----------

Revenue ............   $    --      $    --      $    --      $    --
Depreciation
 and amortization ..        --           --           --           --
Operating loss .....    (363,983)    (365,354)    (105,003)    (139,868)
Capital expenditures        --           --           --           --


                                                Total
                             Nine Months Ended           Three Months Ended
                        ---------------------------  ---------------------------
                        September 30,  September 30, September 30, September 30,
                            2003          2002            2003          2002
                         -----------   -----------    -----------   -----------

Revenue ..............   $ 5,942,578   $ 6,247,808    $ 2,366,223   $ 2,389,590
Depreciation
 and amortization ....       485,879       534,219        161,144       177,885
Operating income(loss)       230,640      (549,552)       328,613       255,236
Capital expenditures .          --          (8,953)          --            --

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

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Power generation revenue for the third quarter was consistent with the third quarter of 2002.

Gross profit increased $165,000 in the third quarter of 2003, to $558,000, compared to $393,000 in the third quarter of 2002. The increase is a result of the lower maintenance expenses incurred in the current year.

General and administrative expenses increased by $12,000, to $52,000 in the third quarter of 2003 as compared to $40,000 in the third quarter of 2002. The management fee decreased from $98,000 in the third quarter of 2002 to $89,000 in the same period in 2003 as a result of the Trust's lower net asset balance.

During the third quarter of 2003, the Trust recorded a write down of $88,000 to reflect the fair market value of its Caterpillar mobile power modules.

The Trust recorded an unrealized gain of $652,647 in the third quarter of 2003 as a result of implementing SFAS 149.

Equity income from the Providence project increased from $41,000 in the third quarter of 2002 to $147,000 for the corresponding period in 2003. The increase can be attributed to the higher maintenance costs and lower revenues recorded in 2002 as a result of the failure of one of the facility's engines.

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Power generation revenue decreased $244,000, or 4.0%, to $5,921,000 for the first nine months of 2003 compared to $6,165,000 for the same period of 2002. The decrease is primarily due to the Byron and San Joaquin projects operating on a shorter production schedule during the first half of 2003. As a result of high natural gas prices, the Byron and San Joaquin projects had elected to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and reduced wear and tear on the generation equipment. As a partial offset to the decrease previously discussed, revenues from the Trust's on-site cogeneration projects increased $419,000 due to the increase in natural gas prices. Rental revenue from the Trust's mobile power modules decreased by $61,000 to $22,000 for the first nine months of 2003. The decrease in rental revenue is due the increase in competition and production of newer efficient models.

Gross profit increased from a loss of $115,000 for the first nine months of 2002, to a profit of $734,000 for the first nine months of 2003. The increase is a result of the lower maintenance expenses incurred in the current year as compared to 2002, when the San Joaquin Project experienced costly engine repairs. Also contributing was the increase in revenues from the Trust's on-site cogeneration projects.

General and administrative expenses for the first nine months of 2003 were comparable to the prior year. The management fee decreased from $293,000 for the nine months ended September 30, 2002 to $268,000 for the same period of 2003 as a result of the Trust's lower net asset balance.

Other income increased $246,000, from an expense of $15,000 for the first nine months of 2002, to $231,000 for the first nine months of 2003. The increase is a result of the proceeds received from the sale of the equipment of one of the idle cogeneration facilities owned by Ridgewood/Massachusetts Power Partners, which had been written off in 2000.

The Trust recorded an unrealized gain of $652,647 for the first nine months of 2003 as a result of implementing SFAS 149 effective July 1, 2003.

Equity income from the Providence project increased from $86,000 for the first nine months of 2002 to $442,000 in the corresponding period in 2003. The increase can be attributed to the higher maintenance costs and lower revenues recorded in 2002 as a result of the failure of one of the facility's engines. In addition, the project recorded the sale of $337,000 for the transfer of renewable portfolio standard attributes produced in the fourth quarter of 2002.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2003 was $21,000 compared to cash provided by operating activities of $246,000 for the nine months ended September 30, 2002. The decrease in cash flow from operating activities is primarily due to the payment of trade payables and the repayments of short-term borrowings from related parties, partially offset by the increase in net income.

Cash provided by investing activities for the first nine months of 2003 was $712,000 compared to $9,000 for the first nine months of 2002. The increase in cash flow is due to the $163,000 collected on the sale of the AES projects and the $549,000 distribution received from the Providence Project.

Cash used in financing activities for the first nine months of 2003 was $792,000 compared to zero for the first nine months of 2002. The use of cash flow in financing activities is due to distributions to shareholders.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                  Registrant

January 16, 2004              By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

Date: January 16, 2004

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

Date: January 16, 2004

/s/ Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer