Form 10-K
period 2003-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2004-04-14
CIK 917032

1




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

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

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2004 was $39,034,440 000 and the number of owners of beneficial interest outstanding at March 30, 2004 was 780.

Exhibit Index is located on page 31.

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

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") pursuant to a private placement offering (the "Offering"), which terminated on May 31, 1995. Net of Offering fees, commissions and expenses, the Offering provided approximately $32.9 million of net funds available for investments in the development and acquisition of Projects. The Trust has 833 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in the Projects.

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

     The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Investor does not regularly elect the Managing Shareholder. As a result, the Trust does not have a "board of directors" that oversees the day-to-day activities of the Trust and, accordingly, the Trust does not have an audit committee or a nominating committee and therefore, the Trust's Chief Executive Officer and Chief Financial Officer effectively perform the functions that an audit committee would otherwise perform.

     Christiana Bank & Trust Company, a ("Christiana"), a Delaware trust company, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10. Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

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

     In addition, the Trust is affiliated with certain Delaware limited liability companies form by the Managing Shareholder ("Ridgewood LLCs") and for which the Managing Shareholder acts as Manager:

o Ridgewood Renewable PowerBank, LLC;
o Ridgewood Renewable PowerBank II, LLC;
o Ridgewood Renewable PowerBank III, LLC

(b) Financial Information about Industry Segments.

     The Trust operates in only one industry segment: investing in independent power generation.

(c) Narrative Description of Business.

(1) General Description.

     The Trust has invested its funds in seven Projects or groups of Projects:

         (i) a 5.7 megawatt cogeneration facility located in Byron, California (the "Byron Project");
         (ii) an 8.5 megawatt cogeneration facility located in Atwater, California (the "San Joaquin Project");
         (iii) a portfolio of 4 small cogeneration facilities located in California, New York and Massachusetts purchased from Eastern Utilities Associates,Inc. (the "On-site Cogeneration Projects");
         (iv) an additional cogeneration project located at an airline food preparation facility in Los Angeles, California (the "El Segundo Project");
         (v) Ridgewood/AES Power Partners, L.P., a joint venture that operated 5 small cogeneration projects in New York, which was sold in 2003;
         (vi) a 13.8 megawatt electric generation plant fueled by gas drawn from a sanitary landfill near Providence, Rhode Island (the "Providence Project"); and
         (vii) a portfolio of four power modules (each having a diesel engine and electric generator mounted on a skid with necessary control and transformer equipment) which are being marketed and operated by Hawthorne Power Systems, Inc., San Diego, California (the "Mobile Power Units").

(2) The Trust's Investments.

(i) San Joaquin Project and Byron Project.

     On January 17, 1995, the Trust and a wholly-owned subsidiary acquired 100% of the existing partnership interests of JRW Associates, L.P., a California limited partnership which owns and operates an approximately 8.53 megawatt electric cogeneration facility located in the City of Atwater, Merced County, California (the "San Joaquin Project"). The aggregate cash purchase price paid by the Trust for 100% of the partnership interests was $4,900,000.

     The San Joaquin Project has been operating since 1991 and uses natural gas fired reciprocating engines to generate electricity for sale to Pacific Gas and Electric Company ("PG&E") under a long term contract expiring in 2020 (the "Power Contract"). Thermal energy from the San Joaquin Project is used to provide steam to an adjacent food processing company under a long-term contract that also terminates in 2020.

         Also in January 1995, the Trust formed Byron Power Partners, L.P., a California limited partnership (the "Byron Partnership"). On January 17, 1995, the Byron Partnership acquired through a merger all of the assets and business of Altamont Cogeneration Corporation, including an approximately 5.7-megawatt electric cogeneration facility located near the city of Byron, Alameda County, California (the "Byron Project"). The aggregate cash purchase price paid by the Trust for 100% of the partnership interests was $2,509,000.

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

     As a result of the California energy crises in 2000 and 2001, PG&E, among other things, experienced severe cash shortages and losses due primarily to the fact that it was required under the law to purchase electric energy at wholesale prices significantly above the regulated rates it could legally charge retail customers. As a result, PG&E filed for protection under the U.S. Bankruptcy Code in April of 2001. At the time of PG&E's bankruptcy filing, the Byron and San Joaquin Projects had not been paid by PG&E for the electric energy and capacity it had delivered in the last several months of 2000 and the first few months of 2001 and were ultimately forced to cease operations.

     Subsequent to its bankruptcy filing, in an effort to get as many QFs back online as possible, PG&E sought and received approval from the CPUC to offer each QF an agreement, and corresponding amendment to their Power Contracts, for a term of five (5) years, which would effectively replace, for such 5 year term, the variable SRAC formula for determining the energy price with a fixed energy price. Such amendment would allow the QF to operate at a price that appeared to be reasonable in light of the circumstances at that time. In addition, a QF that executed the amendment agreed that it would not institute, or proceed with outstanding, litigation against PG&E. Finally, in order to execute an amendment with a fixed energy price, it was necessary to procure natural gas at a fixed price. The Byron and San Joaquin Projects were able to procure such fixed, five-year supply of natural gas from Coral Energy Services, Inc., ("Coral") a subsidiary of Shell Oil. Therefore, until approximately August 2006, the Byron and San Joaquin Projects will be operating under the Amendment, which is expected to result in positive cash flow to the Byron and San Joaquin Projects. In addition to the gas supply agreement mentioned, Coral and the Byron and San Joaquin Projects have a master re-sale agreement, which also expires in August 2006. Such agreement enables the NorCal Projects not to take delivery and sell back certain of the natural gas to Coral once predetermined prices have been established. Certain re-sale pricing for 2004 has already been determined, which is in excess of the underlying cost.

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

     Returns from the On-site Cogeneration Projects deteriorated and beginning in the third quarter of 1997 the Trust has closed most of the Projects. Because of closures and contract expirations, the Trust has recorded writedowns of $10.8 million relating to On-site Cogeneration Projects since their purchase.

     The Massachusetts projects included the Globe Project, a 3.5 Megawatt turbine with backup diesel engines, located at a Fall River, Massachusetts's facility owned by Globe Manufacturing Corp. ("Globe"). On January 13, 2001, Globe filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama, where Globe is headquartered. As part of the bankruptcy proceeding, Globe sold substantially all of its assets, including the Fall River facility. The Bankruptcy Court approved the sale. The Power Contract that the Trust has with Globe has been rejected by Globe in the Bankruptcy Court proceedings. Effectively the Power Contract has been terminated and the Trust has "rejection" damages claims against Globe, but given Globe's financial condition it is not likely that significant amounts of money will be available to pay such rejection damages. In 2002, the Trust sold the Globe Project equipment, but not the claim for rejection damages, for $250,000. The purchaser is responsible for, and has assumed all of the risk of, the equipment removal and transportation. The Trust has received full payment for the Globe Equipment.

     Two of the projects are still in operation. The Coca-Cola Project is located at a bottling plant of Coca-Cola Bottling Company of New York at Elmsford, New York and has a rated capacity of 1.3 Megawatts with a .6 Megawatt standby diesel generator set. The Marriott Project is located in Coronado, California with a rated capacity of .6 Megawatts.

     RPM has management responsibility for the On-site Cogeneration Projects. See Item 10 -- Directors and Executive Officers of the Registrant.

(iii) Ridgewood El Segundo, LLC

     In April 1998, the Trust purchased an additional cogeneration project located at a food preparation facility for the Los Angeles International Airport from a private developer. The project is located within one mile of an On-Site Cogeneration Project also owned by the Trust at the Airport. In September 2003, the food preparation facility ceased operations and the power contract expired thus, the Trust ceased the project's operations and is now attempting to sell the project's equipment.

 (iv) Ridgewood/AES Power Partners, LLC.

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

     In 2003, the Trust sold 100% of its ownership interest in Ridgewood AES to AES-NJ for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"}. The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four-year term. The interest free note will be repaid over a six-month term. For the year 2002, the Trust recorded a writedown of $67,000 to reflect the project's fair market value as determined by the terms of the sale agreement.

(v)  Providence Project

     The Trust and Power IV acquired in April 1996 all of the equity interest in an landfill gas-fired electric generating facility, located on land adjacent to the Central Landfill, near Providence, Rhode Island. The Trust invested $7.1 million in the Providence Project and Power IV supplied the remainder of the $20 million investment in the Project. The Trust owns 35.7% of the Providence
Project and Power IV owns the remaining 64.3%. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Providence Project was encumbered by $5.4 million of debt that has been paid in full as of February 2004.

     The Project burns methane gas generated by the decomposition of garbage and other waste in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company ("NEP") that expires in 2020.

     The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency ("RIRRC"), for a royalty of 15% of net Project revenues , until the year 2006, thereafter 15% to 18% depending upon production. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, had operated and maintained the piping system and other facilities to collect the methane gas from the Landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

     Throughout the Trusts' ownership of the Providence Project, certain situations have occurred at the landfill regarding Gasco's operation and maintenance of the gas collection system, which convinced the Trust and Power IV that the gas collection system could be operated and maintained more efficiently and economically and could provide higher quality, and greater quantities of, landfill gas. The resulting savings in costs and increase in quantity and quality of methane gas would benefit the Providence Project. In addition, RIRRC anticipated that the Central Landfill would be capable of providing landfill gas from new phases that could fuel an additional 12 MW. Therefore, on August 1, 2003, the Trust and Power IV concluded a transaction in which the operation and maintenance of the gas collection systems was transferred to Ridgewood Gas Services, LLC, ("RGS") which is owned by the Trust and Power IV in the same proportion to their ownership in the Providence Project. RGS is a cost reimbursement company whose operations are funded both by Gasco and the RIRRC. Pursuant to a Landfill Services Agreement with RGS, Gasco pays RGS for its operation of the gas collection system that is owned by Gasco. In addition, pursuant to a Landfill services Agreement with RIRRC, RGS operates and maintains the gas collection system owned by RIRRC and RIRRC funds the remainder of RGS' operations not funded by Gasco's payments. In addition, as part of the transaction, Ridgewood Rhode Island Generation, LLC, owned by the Trust's affiliate, the B Fund, has obtain rights to landfill gas from RIRRC and develop an additional 7.5 MW landfill gas-fired electric generation facility, which the B Fund estimates will be completed on or about June 1, 2004.

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

     Now that the Providence Project has been qualified in Massachusetts, it may sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations. The Trust, along with Power IV, V and the B Fund, completed a transaction with a major power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Providence Project, as well as the RPS Attributes generated by Projects owned by Power IV, V and the B Fund. The transaction, which is confidential, provides such power marketer with six separate annual options to purchase such output in each year from 2004 through 2009. If the power marketer elects to not purchase the RPS Attributes in any year, the Providence Project is free to sell to other parties. Under the terms of the transaction, the prices to be received by the Providence Project for the RPS Attributes, if the power marketer elects to purchase, are very favorable.

     However, only a portion of the Providence Project's output qualifies for RPS Attributes in Massachusetts. Because the Providence Project was in operation during the period 1995 through 1997, the average annual generation produced during those years does not qualify. Under the Massachusetts regulations, it is defined as the Providence Project's "Vintage Generation", amounts to approximately 86,000 MWhs per year, and the RPS Attributes associated with such annual amounts of generation do not qualify in Massachusetts. However, during 2004, the Providence Project became qualified to sell RPS Attributes in Connecticut. The Connecticut RPS program is different than the Massachusetts program in that it does not have a "Vintage" prohibition. Thus, the Providence Project can sell the 86,000 MWhs that are ineligible in Massachusetts into the Connecticut market. In fact, the Providence Project has entered into several short-term agreements with various power marketers to sell the RPS Attributes associated with such "Vintage Generation". The prices for the RPS Attributes in those agreements, although lower than current market, are beneficial to the Providence Project.

(vi) Mobile Power Units

     In August 1999 the Trust purchased five Caterpillar unified power modules (the "Mobile Power Units") for $1,696,000. The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power III, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the rentals. Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue for the second consecutive year. As a result of the change in these market conditions, the forecasted revenues for the mobile power modules are not expected to be enough to recover the units' book value. In 2003 and 2002, the Trust recorded writedowns of $87,465 and $460,697, respectively, to reflect the units fair market value. In the third quarter of 2003, the Trust decided to make its mobile power units available for sale. Shortly after making the mobile power units available for sale, the Trust sold one module for $171,000.

(3) Project Operation.

     Revenue from the San Joaquin, Byron and Providence Projects primarily comes from Power Contracts with the local electric utilities. In addition, with respect to the Providence Project, additional revenues are obtained through sale of the RPS Attributes. With respect to the Power Contracts, the pricing provisions have two components, energy payments and capacity payments. Energy payments are based on a facility's net electric output, with payment rates usually indexed to the fuel costs of the purchasing utility or to general inflation indices. Capacity payments are based on either a facility's net electric output or its available capacity. Capacity payment rates vary over the term of a Power Contract according to various schedules. Pricing for the sale of RPS Attributes is generally based upon the market prices for such attributes at the time of the negotiation of the sale.

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

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines that are built to interconnect with the utility's existing power grid or, in the On-site Cogeneration Projects, by direct connections.

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

     Customers that accounted for more than 10% of consolidated revenue to the Trust in each of the last three fiscal years are:

                                           Calendar year
                                   2003          2002       2001
Pacific Gas & Electric Co.
 (San Joaquin & Byron Projects)    72.3%         76.5%      53.1%
Coca Cola Bottling Plant of New
  York (Coca Cola Project)         18.1%         12.5%      17.4%

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

     (4)  Market Trends

     The Trust's Byron and San Joaquin plants are located in California. In the years 2000 and 2001, California experienced severe energy crises. As a result, both the state legislature and the CPUC have taken significant action by enacting legislation and implementing regulations, respectively, intended primarily to avoid a repeat of the crises by creating a more stable, efficient and economic energy market. For example, the legislature enacted legislation designed to enhance, promote and encourage renewable generation in the state by implementing a renewable portfolio standard ("RPS"), which will require all California investor owned utilities ("IOUs"), as well as retail electric suppliers to have in their energy supply portfolio a certain percentage of renewable generation. This percentage increases overtime until the requirement equals 20%. In addition to the RPS, California enacted legislation that will streamline the time required for and the costs of new electric power plant permitting and construction. Finally, legislation has been enacted that will fundamentally change the manner in which California IOUs procure electric energy for their customers. The CPUC is currently engaged in the rule-making process that will implement these and many other requirements of the legislation. However, because the Byron and San Joaquin projects are currently under a long-term fixed price contract with PG&E, which although having declared bankruptcy is emerging a much stronger company, many of the trends in California will have little impact upon these projects.

     In the year 2003 many states implemented or enacted renewable portfolio standards (RPS). For example, RPS legislation and regulations have been passed and are effective in, among other states, Massachusetts, Nevada, Texas, New Jersey, and Connecticut. Many other states are considering RPS legislation. The intent behind virtually all RPS programs is to provide added financial incentives to developers of renewable generation by requiring retail electric suppliers to purchase a certain percentage of renewable power or, alternatively, purchase the required number the renewable energy credits" ("REC"), which are created as a result of such renewable generation. As a result of the RPS programs, developers of renewable generation can effectively receive two sources of revenue: one from the sale of the actual electric energy and one from the sale of RECs. Most RPS programs effectively separate the purchase of energy from the purchase of the "REC" and basically require electric energy suppliers to have the required number of RECs at the end of the compliance period, regardless of its energy supply portfolio. Combined, these two streams of income may be sufficient to attract and increase the development of new renewable generation. As indicated earlier, the Providence Project is currently selling RECs in the Massachusetts and Connecticut market. As more and more states in the New England region and surrounding areas of the Country adopt these RPS regulations, RECs, such as those generated by the Providence Project, may be in short supply and will be more valuable until new renewable generation comes on line to supply the market.

(5)  Competition

     The San Joaquin, Byron and Providence Projects, as described above, are not currently subject to competition because those Projects have entered into long-term agreements to sell their output at specified prices. However, if the Power Contracts were terminated for any reason, these Projects could be subject to future competition to market its electricity output. However, the Trust believes that in the near term, until additional generation resources are completed and brought on-line, these Projects could sell their output at reasonable prices, although for a variety of factors, including the volatility of natural gas prices, unexpected legislation and litigation, there is no guarantee that they may be able to do so.

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

     (C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of- service approach or determined through competitive bidding or negotiation. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-QFs are subject to the FPA and to FERC rate-making jurisdiction.

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

(ii) Environmental Regulation.

     The construction and operation of Independent Power Projects are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities, which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require modifications to existing Projects.

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

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.

     The Trust has investments in Projects located in California, Massachusetts, New York and Rhode Island and has no foreign operations.

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



Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for  Registrant's  Common  Equity and  Related  Stockholder
        Matters.

(a) Market Information.

     The Trust sold 391.8444 Investor Shares of beneficial interest in the Trust in its private placement offering of Investor Shares , which closed on May 31, 1995. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

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

(b)  Holders

     As of the date of this Form 10-K, there are 833 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows for the years ended December 31, 2003 and 2002:

                             Year ended            Year ended
                         December 31, 2003      December 31, 2002
Total distributions
 to Investors               $1,175,538              $ --
Distributions per
 Investor Share             $    3,000              $ --
Distributions to
 Managing Shareholder       $   11,874              $ --

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the years 1999 and 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company.


Selected Financial Data
                        As of and for the year ended December 31,
                     2003       2002      2001       2000        1999

Total Fund Information:

Revenues         $7,257,996 $7,848,594 $6,383,067 $9,590,113  $9,735,514
Net income(loss)  1,622,699 (1,356,396)(1,482,487)(2,521,130)  1,091,759
                      (A)        (B)                  (C)          (D)
Net assets
(shareholders'
  equity)        14,708,565 14,273,278 15,629,674 17,112,161  21,414,406
Investments in
 Plant and
 Equipment(net
 of deprec.)      5,016,351  6,632,404  7,863,053  8,468,270  11,904,223
Investment
 in Power
 Contract(net
 of amort.)       1,147,840  1,219,580  1,291,320  1,363,060   1,434,800
Tot. Assets      15,199,350 15,589,236 17,480,795 18,919,336  21,255,421
Long-term
obligations              --         --    250,000         --          --
Per Share:
Revenues             18,523     20,030     16,290     24,474      24,845
Net income(loss)      4,141     (3,462)    (3,783)    (6,434)      2,786
                        (A)        (B)                  (C)          (D)
Net asset value      37,537     36,426     39,887     43,671      54,650
Distributions
 to Investors         3,000         --         --      4,500       6,006


(A) Includes writedowns of investments of $143,179 ($365 per Investor Share).
(B) Includes writedowns of investments of $579,550 ($1,479 per Investor Share).
(C) Includes writedowns of investments of $2,780,083 ($7,095 per Investor
    Share).
(D) Includes $1,581,308 of income from arbitration award ($4,036 per Investor Share)



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

Results of Operations

The year ended December 31, 2003 compared to the year ended December 31, 2002.

     Power generation revenue decreased $514,000, or 7%, to $7,225,000 in 2003 compared to $7,739,000 in 2002. The decrease is primarily due to the Byron and San Joaquin projects operating on a shorter production schedule during the first half of 2003. As a result of high natural gas prices, the Byron and San Joaquin projects had elected to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and reduced wear and tear on the generation equipment. As a partial offset to the decrease previously discussed, revenues from the Trust's on-site cogeneration projects increased $158,000 due to the increase in natural gas prices.

     Rental revenue from the Trust's mobile power modules decreased by $76,000 to $33,000 in 2003. The decrease in rental revenue is due the increase in competition and production of newer efficient models.

     Gross profit, which represents total revenues reduced by cost of sales, increased by $740,000 to a profit of $259,000 in 2003 from a gross loss of $481,000 in 2002. The increase is a result of the lower fuel expenses due to the shorter production schedule in 2003, offset by the decrease in power generation revenues.

     General and administrative expenses increased $4,000, or 2%, to $197,000 in 2003 from $193,000 in 2002.

     In 2002, the Trust recovered $107,000 relating to PG&E revenues from prior years, which had been treated as uncollectible due to PG&E's filing for bankruptcy protection. In the current year the Trust incurred $38,000 of bad debt expense.

     In 2003, the Trust recorded a write down to the Mobile Power Units of $143,000. In 2002, the Trust recorded a write down to its investments in power generation projects of $580,000. The projects comprising the write down are the Mobile Power Units, $461,000, Ridgewood AES, $67,000, and the On-site Cogeneration Projects, $52,000.

     The management fee paid to the Managing Shareholder decreased by $34,000, or 9%, to $357,000 in 2003 from $391,000 reflecting the lower net assets of the Trust.

     Loss from operations decreased $1,062,000, to $475,000 in 2003 from $1,537,000 in 2002, primarily due to the increase in gross profit and the decrease in write down in power generation projects in the current year.

     Other income, net, increased by $1,917,000, to $2,098,000 in 2003 from $181,000 in 2002. The increase is comprised of $240,000 of proceeds received from the sale of the equipment of one of the idle cogeneration facilities, which had been written off in 2000. The Trust also recorded an unrealized gain of $1,254,000, in the current year,for the increase in the market price of natural gas. In addition, the Trust's equity income in the Providence Project increased $390,000 in 2003 compared to 2002. The increase in equity income from the Providence project can be attributed to the lower revenues recorded in 2002 as a result of the failure of one of the facility's engines. In addition, the project recorded the revenue of $772,000 for the transfer of renewable portfolio standard attributes in 2003 compared to zero in 2002.

     The Trust's net income increased $2,979,000, from a loss of $1,356,000 in 2002 to income of $1,623,000 in 2003. The increase is primarily due to decrease in loss from operations in addition to the increase in equity income from the Providence project, the proceeds received from the sale of the equipment of one of the idle cogeneration facilities and the unrealized gain on gas purchase contracts.

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

     Write downs to the Trust's investments in power generation projects of $143,000 and $580,000 were recorded in 2003 and 2002, respectively. The write downs were comprised of Mobile Power Units $87,000 (2003) and $461,000 (2002), the On-Site Cogeneration Projects $56,000 (2003) and $52,000 (2002), and Ridgewood AES $67,000 (2002).

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

Liquidity and Capital Resources

     In 2003, the Trust's operating activities used $168,000 of cash compared to $18,000 in 2002.

     Cash generated from investing activities in 2003 and 2002 was $1,022,000 and $10,000. The increase is reflective of the distributions received from the Providence Project in 2003 and proceeds of $266,000 from the sale of the Ridgewood AES Project and one of the mobile power units.

     Cash used by financing activities of $1,187,000 in 2003 represents distributions to shareholders.

     On June 26, 2003, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. On February 20, 2004, the Managing
Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration to June 30, 2005.As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

     In October 2003, the Trust issued through its bank two standby letters of credit, in the amounts of $504,000 and $792,000 to secure the gas purchases for the Byron and San Joaquin projects, respectively. The Trust used the Managing Shareholder's credit facility to collateralize the letters of credit.

     Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

     The Providence Project has secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:

                  2004          $867,223

     On February 13, 2004 the Providence Project made a payment of $813,257 to pay off its remaining debt. The final payment consisted of cash and the transfer of the balance in the Providence Projects' debt reserve fund at February 13, 2004.

     The Byron and San Joaquin Projects have certain long-term obligations relating to their Power Contracts with PG&E and their Gas Agreements with Coral (See Note 6 of the Consolidated Financial Statements). The Providence Project has certain long-term obligations relating to its Power Contract with NEP, its property lease and its arrangements with its gas supplier. The On-site Cogeneration Projects also have certain long-term obligations with the companies owning the facilities where they are sited. None of these long-term obligations are guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2004 their cash flow from operations will be sufficient to meet their obligations.

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

     The Trust's primary market risk exposure is limited to interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

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

                        December 31, 2003
                       Expected Maturity Date
                              2004
                            (U.S. $)

Bank Deposits and Certificates of Deposit      $ 46,000
Average interest rate                              1.04%


Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Report of Independent Accountants                      F-3
Consolidated Balance Sheet at December 31,
  2003 and 2002                                        F-4
Consolidated Statement of Operations for the
  three years ended December 31, 2003                  F-5
Consolidated Statement of Changes in Shareholders'
 Equity for the three years ended December 31, 2003    F-6
Consolidated Statement of Cash Flows for the three
  years ended December 31, 2003                        F-7
Notes to Consolidated Financial Statements             F-8 to F-19

Financial Statements for Ridgewood Providence Power Partners, L.P.


                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001

                        Report of Independent Accountants

Managing Shareholder and Shareholders'
Ridgewood Electric Power Trust III



We have audited the accompanying consolidated balance sheet of Ridgewood Electric Power Trust III and subsidiaries (the "Trust") as of December 31, 2003 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







/s/ Perelson Weiner, LLP

New York, NY
March 26, 2004

                        Report of Independent Accountants


To the Shareholders of
Ridgewood Electric Power Trust III:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III and its subsidiaries (the "Trust") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust III
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                          December 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
Assets:
Cash and cash equivalents ..................     $     46,173      $    379,894
Restricted cash ............................             --             100,000
Trade receivables, net .....................          456,666           554,722
Current portion of note receivable
   from sale of investment .................           59,963              --
Assets held for sale .......................          483,994              --
Current portion unrealized gain
   on gas purchase contract ................          559,499              --
Due from affiliates ........................          860,587           277,083
Other current assets .......................          103,987           138,369
                                                 ------------      ------------
       Total current assets ................        2,570,869         1,450,068

Investment in Ridgewood
   Providence Power Partners, L.P. .........        5,669,648         5,717,184

Plant and equipment ........................        9,326,726        11,086,565
Accumulated depreciation ...................       (4,310,375)       (4,454,161)
                                                 ------------      ------------
                                                    5,016,351         6,632,404
                                                 ------------      ------------

Electric power sales contracts .............        1,793,500         1,793,500
Accumulated amortization ...................         (645,660)         (573,920)
                                                 ------------      ------------
                                                    1,147,840         1,219,580
                                                 ------------      ------------

Note receivable from sale of
    investment, less current portion .......           85,536              --
Unrealized gain on gas purchase
    contract, net of current portion .......          695,106              --
Other assets ...............................           14,000           570,000
                                                 ------------      ------------
                                                      794,642           570,000
                                                 ------------      ------------
        Total assets .......................     $ 15,199,350      $ 15,589,236
                                                 ------------      ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ......     $    127,188      $    691,714
Accrued fuel expense .......................          200,247           299,627
Due to affiliates ..........................          163,350           324,617
                                                 ------------      ------------
         Total current liabilities .........          490,785         1,315,958

Commitments and contingencies ..............             --                --

Shareholders' Equity:
Shareholders' equity (391.8444
   investor shares issued
    and outstanding) .......................       14,892,513        14,461,579
Managing shareholder's accumulated
   deficit (1 management share
   issued and outstanding) .................         (183,948)         (188,301)
                                                 ------------      ------------
         Total shareholders' equity ........       14,708,565        14,273,278
                                                 ------------      ------------
         Total liabilities and
           shareholders' equity ............     $ 15,199,350      $ 15,589,236
                                                 ------------      ------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations
-------------------------------------------------------------------------------
                                                Year Ended December 31,
                                      -----------------------------------------
                                          2003           2002           2001
                                      -----------    -----------    -----------

 Power generation revenue .........   $ 7,224,948    $ 7,739,234    $ 5,978,365
 Rental revenue ...................        33,048        109,360        404,702
                                      -----------    -----------    -----------
    Total revenue .................     7,257,996      7,848,594      6,383,067

Cost of sales, including
   depreciation and
   amortization of $644,328,
   $712,386 and $710,204 in
    2003, 2002 and 2001 ...........     6,999,253      8,329,348      6,545,145
                                      -----------    -----------    -----------
Gross profit (loss) ...............       258,743       (480,754)      (162,078)
                                      -----------    -----------    -----------
General and administrative
    expenses ......................       196,627        192,936        605,967
Provision for bad debt
    (recoveries) expense ..........        37,595       (107,045)       229,443
Write down of investments
   in power generation
   projects .......................       143,179        579,550           --
Management fee paid to
  managing shareholder ............       356,742        390,743        492,430
                                      -----------    -----------    -----------
     Total other
      operating expenses ..........       734,143      1,056,184      1,327,840
                                      -----------    -----------    -----------
Loss from operations ..............      (475,400)    (1,536,938)    (1,489,918)
                                      -----------    -----------    -----------
Other income (expense):
   Interest income ................        12,934         25,306         32,337
   Interest expense ...............       (10,835)       (59,844)          --
   Unrealized gain on gas purchase
    contracts ....................      1,254,605            --            --
   Equity income from
     Ridgewood Providence
      Power Partners, L.P. ........       628,822        239,290        168,919
    Other income ..................       240,000           --             --
    Other expense .................       (27,427)       (24,210)      (193,825)
                                      -----------    -----------    -----------
     Total other income
        (expense), net ............     2,098,099        180,542          7,431
                                      -----------    -----------    -----------
Net income (loss) .................   $ 1,622,699    $(1,356,396)   $(1,482,487)
                                      -----------    -----------    -----------








        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                        Managing
                       Shareholders    Shareholder      Total
                       -------------   -----------   -------------
Shareholders' equity
  (deficit),
January 1, 2001 .....  $ 17,272,073    $ (159,912)    $ 17,112,161

Net loss for
   the year .........    (1,467,662)      (14,825)     (1,482,487)
                       -------------   -----------   -------------
Shareholders' equity
  (deficit),
December 31, 2001 ...    15,804,411      (174,737)      15,629,674

Net loss for
   the year .........    (1,342,832)      (13,564)      (1,356,396)
                       -------------   -----------    -------------
Shareholders' equity
  (deficit),
December 31, 2002 ...    14,461,579      (188,301)       14,273,278

Cash
   distributions ....    (1,175,538)      (11,874)       (1,187,412)

Net income for
  the year ..........     1,606,472        16,227          1,622,699
                       -------------   -----------     -------------
Shareholders' equity
  (deficit),
December 31, 2003 ...  $ 14,892,513    $ (183,948)      $ 14,708,565
                       -------------   -----------     -------------







        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                    -----------------------------------------
                                        2003           2002           2001
                                    -----------    -----------    -----------
Cash flows from
      operating activities:
     Net income (loss) ..........   $ 1,622,699    $(1,356,396)   $(1,482,487)
                                    -----------    -----------    -----------
     Adjustments to reconcile
       net loss to net cash
       flows from operating
         activities:
     Depreciation and
        amortization ............       644,328        712,386        710,204
     Provision for
      doubtful accounts .........        37,595           --             --
     Writedown of investments in
        power generation projects       143,179        579,550           --
     Equity in earnings
       from unconsolidated
        Ridgewood  Providence
        Power Partners L.P. .....      (628,822)      (239,290)      (168,919)
     Unrealized gain on gas
      purchase contract..........    (1,254,605)          --              --
     Changes in assets
         and liabilities:
        Decrease (increase)
         restricted cash ........       100,000        197,430       (297,430)
       Increase (decrease)
       in trade receivables .....       (13,933)       207,672      1,217,945
       Decrease (increase)
        in other current assets .        34,382        (60,866)       121,897
       Decrease (increase)
            in other assets .....       556,000        (14,000)      (556,000)
       (Decrease) increase
    in accounts payable
      and accrued
         expenses ...............      (564,526)      (213,812)        88,100
       Decrease in accrued
        fuel expense ............       (99,380)      (154,873)      (305,092)
       Increase (decrease)
        in due to affiliates, net      (744,771)       573,968       (550,342)
       (Decrease) increase
         in other liabilities ...          --         (250,000)       250,000
                                    -----------    -----------    -----------
         Total adjustments ......    (1,790,553)     1,338,165      1,120,547
                                    -----------    -----------    -----------
         Net cash used in
         operating activities ...      (167,854)       (18,231)      (361,940)
                                    -----------    -----------    -----------
Cash flows from
  investing activities:
     Cash distribution
       from Ridgewood Providence
       Power Partners L.P. ......       676,357           --          356,732
     Proceeds from sale
       of investment, net .......       266,292           --             --
     Proceeds from
         note receivable ........        78,895           --             --
     Reimbursement (payment)
      of capital expenditures ...          --           10,453        (33,247)
                                    -----------    -----------    -----------
         Net cash provided
         by investing activities      1,021,545         10,453        323,485
                                    -----------    -----------    -----------
Cash flows from
    financing activities:
     Cash distributions
        to shareholders .........    (1,187,412)          --             --
                                    -----------    -----------    -----------
         Net cash used in
           financing activities .    (1,187,412)          --             --
                                    -----------    -----------    -----------
Net decrease in cash
   and cash equivalents .........      (333,721)        (7,778)       (38,455)
Cash and cash equivalents,
    beginning of year ...........       379,894        387,672        426,127
                                    -----------    -----------    -----------
Cash and cash equivalents,
    end of year .................   $    46,173    $   379,894    $   387,672
                                    -----------    -----------    -----------






        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust III (the "Trust") was formed as a Delaware business trust on December 6, 1993. The managing shareholder of the Trust is Ridgewood Renewable Power LLC (formerly Ridgewood Power Corporation). The Trust began offering shares on January 3, 1994. The Trust commenced operations on April 16, 1994 and discontinued its offering of shares on May 31, 1995.

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

Christiana Bank & Trust Company, a Delaware trust company, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

Business Development Company
Effective April 16, 1994, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 ("the 1940 Act") and registered its shares under the Securities Exchange Act of 1934.

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

Use of estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

New Accounting Standards and Disclosures

SFAS 143
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 with no material impact to the consolidated financial statements.

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective January 1, 2004 and does not anticipate a material impact to the consolidated financial statements.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain of $1,254,605 on its gas purchase and re-sale agreements.

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

Significant Accounting Policies

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less, to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Trade receivables
Trade receivables are recorded at invoice price and do not bear interest. An allowance for bad debt expense of $37,595 and $0 in at December 31, 2003 and 2002, respectively, was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years with a weighted average of 18 years at December 31, 2003 and 2002. During 2003, 2002 and 2001, the Trust recorded depreciation expense of $572,588, $640,646 and $638,464, respectively.

Electrical Power Sales Contracts
A portion of the purchase price of the JRW Associates L.P. and Byron Power Partners, L.P. were assigned to electric power sales contracts and are being amortized over the lives of the contracts (25 years) on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2003, 2002 and 2001, the Trust recorded amortization expense of $71,740 each year.

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

Significant Customers and Supplier
During 2003, 2002 and 2001, the Trust's largest customer, Pacific Gas and Electric Company ("PG&E"), accounted for 72%, 75% and 53%, respectively of total revenues. During 2003, 2002 and 2001, the Trust's second largest customer accounted for 18%, 12% and 17%, respectively of total revenues. In early 2001, PG&E experienced severe financial difficulty, see Note 8 for additional discussion. During 2003, 2002 and 2001, the Trust purchased 100% of the San Joaquin and Byron Projects gas supply from one supplier.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2003 and 2002, the Trust's net assets had a tax basis of $20,170,582 and $21,374,328, respectively.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2003, 2002 and 2001 was $10,835, $59,844 and $0, respectively.

In conjunction with the sale of Ridgewood AES in March 2003, accounts receivable of $74,344 was converted to a note receivable. In the fourth quarter of 2003, the Trust recorded $483,994 in Assets held for sale. Accordingly, the Trust reduced Plant and equipment $483,994.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on income or loss.

3. Projects

JRW Associates, L.P. (known as the San Joaquin Project)
On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owns and operates an 8.5 megawatt electric cogeneration facility, located in Atwater, California. The aggregate purchase price was $4,898,987 including transaction costs.

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

Byron Power Partners, L.P. (known as the Byron Project)
In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the partnership interests. On January 17, 1995, Byron Power Partners, L.P. acquired a 5.7 megawatt electric cogeneration facility, located in Byron, California. The aggregate purchase price was $2,508,847 including transaction costs.

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

The Providence Project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The remaining 64.3% of Ridgewood Power is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is also Ridgewood Renewable Power LLC.

The Trust's investment in the Providence Project is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Providence Project has been included in the consolidated financial statements since acquisition.

Summarized financial information for Ridgewood Providence Power Partners, L.P. is as follows:

  Balance Sheet
                                   As of December 31,
                                   2003          2002
                               -----------   -----------

Current assets .............   $ 2,683,947   $ 1,827,155
Other non-current assets ...    15,084,289    17,088,980
                               -----------   -----------
Total assets ...............   $17,768,236   $18,916,135
                               -----------   -----------

Current liabilities ........   $ 1,886,867   $ 2,034,392
Long-term debt .............          --         867,223
                               -----------   -----------
Total liabilities and equity   $17,768,236   $18,916,135
                               -----------   -----------
Trust share ................   $ 5,669,648   $ 5,717,184
                               -----------   -----------

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

  Statements of Operations


                        For the Year Ended December 31,
                     ------------------------------------
                        2003         2002         2001
                     ----------   ----------   ----------

Revenue ..........   $8,552,957   $7,344,120   $7,472,308
                     ----------   ----------   ----------
Cost of sales ....    6,023,645    5,885,503    5,840,911
Other expenses,
    net ..........      767,905      788,338    1,221,061
                     ----------   ----------   ----------
Total expenses ...    6,791,550    6,673,841    7,061,972
                     ----------   ----------   ----------
Net income .......   $1,761,407   $  670,279   $  410,336
                     ----------   ----------   ----------

Trust share ......   $  628,822   $  239,290   $  168,919
                     ----------   ----------   ----------


Ridgewood Mobile Power III, LLC (a wholly owned subsidiary)
Effective August 1999, the Trust acquired five Caterpillar mobile power modules with a total capacity of 4.2 megawatts for $1,695,558. These modules are rented to domestic and international customers. As per an agreement with Hawthorne Power Systems ("Hawthorne"), the Trust pays Hawthorne, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. The revenue from these modules is included as rental revenue and Hawthorne's fee is included in cost of sales in the Consolidated Statement of Operations.

Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue for the second consecutive year. As a result of the change in these market conditions, the forecasted revenues for the mobile power modules are not expected to be enough to recover the units' book value. In 2003 and 2002, the Trust recorded writedowns of $87,465 and $460,697, respectively, to reflect the units fair market value. The writedowns have been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Shortly after making the mobile power modules available for sale, the Trust sold one module for $171,000. The remaining net book value of $483,994, as of December 31, 2003, is reflected as Assets held for sale on the accompanying Consolidated Balance Sheet.

Ridgewood AES Power Partners, LLC (known as Ridgewood AES)
In 1997, the Trust formed Ridgewood AES Power Partners, LLC and entered into an agreement with AES-NJ Cogen, Inc. (AES-NJ) to invest in five co-generation facilities operated by AES-NJ. The facilities are all located in New York.

In March 2003, the Trust, sold 100% of its ownership interest in Ridgewood AES to AES-NJ. The acquisition agreement provides for the sale of 100% of the Trust's ownership in Ridgewood AES in return for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note") and a $74,394 interest free note ("interest free note"). The promissory note bears interest at a rate of 10% per annum, and will be repaid monthly over a four year term. The interest free note will be repaid over a six month term. Both notes are guaranteed by AES-NJ.

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

Ridgewood El Segundo, LLC (known as the El Segundo Project)
In April 1998, the Trust purchased an on-site cogeneration facility located near one of its existing on-site cogeneration facilities in Los Angeles, California. The total purchase price was approximately $590,733, including the payment of liabilities that encumbered the project. During 2000, the Trust analyzed the carrying value of the El Segundo Project assets using an estimated undiscounted cash flow analysis. Using this analysis, an impairment loss was recorded during 2000 in the amount of $524,054, bringing the book value of the project to zero. In the third quarter of 2003, the project's power generation agreement with its host expired.

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

The Trust has shut down the majority of the projects and as a result recorded writedowns of $52,070 in 2002, and $10,764,642 in the years prior to 2001. During 2003, the Trust recorded an additional writedown of $55,714 to adjust the carrying value of the projects to reflect their current fair market value. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations. Two of the projects are still operated by the Trust with a total base load of 2 megawatts.

4. Transactions With Managing Shareholder And Affiliates

The Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the prior year's net asset value of the Trust payable monthly. During 2003, 2002 and 2001, the Trust paid management fees to the managing shareholder of $356,742, $390,743 and $492,430, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2003.

The managing shareholder owns one investor share of the Trust with a cost of $84,000. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

Effective from January 1, 1996, under an operating agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the power generation projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2003, 2002 and 2001, Ridgewood Management charged the following to the projects based on proportionate amounts invested:


                                   For the Year Ended December 31,
                                   -------------------------------
                                      2003       2002       2001
                                   ---------  ---------  ---------
JRW Associates, L.P. ............   $120,180   $132,732   $152,098
Byron Power Partners, L.P. ......     71,174     78,510     89,966
Ridgewood Providence
       Power Partners, L.P. .....    451,626    570,159    538,262
Ridgewood El Segundo LLC ........     14,015     15,029     17,223
On-site Cogeneration Projects:
  Ridgewood/Mass PPLP ...........      3,609      4,367      6,658
  Ridgewood/Elmsford PPLP .......     32,215     35,579     40,771
  Other On-site Cogeneration
      Project Partnerships ......     28,241     33,693     55,354



From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2003 and 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                           As of December 31,
                                      Due To              Due From
                               -----------------------------------------
                                  2003      2002       2003       2002
                               -------------------   -------------------
Ridgewood Management .......   $   --     $   --     $290,184   $226,753
Ridgewood Providence
  Power Partners, L.P. .....       --      266,285    570,073       --
Ridgewood Renewable Power ..    107,680       --         --       50,000
Other affiliates ...........     55,670     58,332        330        330
                               --------   --------   --------   --------
Total ......................   $163,350   $324,620   $860,587   $277,083
                               ========   ========   ========   ========


5. Line of Credit Facility and Letters of Credit

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration to June 30, 2005. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees.

In October 2003, the Trust issued through its bank two standby letters of credit, in the amounts of $504,000 and $792,000 to secure the gas purchases for the Byron and San Joaquin projects, respectively. The Trust used Ridgewood Renewable Power's credit facility to collateralize the letters of credit.

6. Commitments and Contingencies

The Trust, through certain of its subsidiaries, has two long-term operating ground leases.

 Future minimum lease payments as of December 31, 2003 are as follows:

                                   Year Ended
                                   December 31,            Repayment
                                   ------------            ---------
                                   2004                     $173,256
                                   2005                      173,256
                                   2006                      173,256
                                   2007                      173,256
                                   2008                      173,256
                                   Thereafter              2,136,962
                                                           ---------
                                   Total                  $3,003,242
                                                          ----------

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $173,256, $172,932 and $172,332, respectively.

The San Joaquin and Byron projects have a long-term agreement to purchase natural gas from its supplier at a fixed price throughout the term, which as of December 31, 2003, is below market prices. The agreement expires in August 2006.

Future minimum purchases under the agreement as of December 31, 2003 are as follows:

                                   Year Ended
                                   December 31,            Purchases
                                   ------------            ---------
                                   2004                   $2,296,766
                                   2005                    3,512,322
                                   2006                    2,341,548
                                                           ---------
                                   Total                  $8,150,636
                                                          ----------

In order to hedge exposure to commodity price risks and to maximize the impact of the increase in natural gas prices, the Trust entered into a master re-sale agreement with its supplier of natural gas to the San Joaquin and Byron projects. The master re-sale agreement, which expires in August 2006, compels the supplier to repurchase from the Trust any natural gas the Trust chooses not to take delivery of if a predetermined re-sale price has been established. As of December 31, 2003, a re-sale price to the supplier, in excess of the underlying cost of the natural gas, has been established for 2004. In 2003, the Trust has recorded an unrealized gain of $1,254,605 in accordance with SFAS 149 utilizing re-sale prices committed for and fair value prices for re-sale prices uncommitted for.

7. Fair Value of Financial Instruments

At December 31, 2003 and 2002, the carrying value of the Trust's cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximates their fair value. The fair value of the letters of credit does not differ materially from its carrying value.

8. Pacific Gas and Electric Company Financial Crisis

Due to financial difficulties, PG&E did not pay in full for electrical energy and capacity delivered by the San Joaquin and Byron Projects in December 2000 and January 2001. Accordingly, the San Joaquin and Byron Projects were unable to pay their natural gas supplier for the gas delivered for those months. In late January of 2001, the gas supplier requested assurance of payment before it would agree to provide natural gas during February. Due to PG&E's financial crisis and its inability to pay, the San Joaquin and Byron Projects were unable on their own to provide an acceptable assurance or to pay the arrears and, as a result, the supplier refused to provide natural gas beyond February 6, 2001 and the Trust shut down the San Joaquin and Byron Projects. Many qualified facilities under contract with PG&E suffered the same fate and were forced to shut operations because of PG&E's failure to pay for energy and capacity delivered. On April 6, 2001, as a result of its financial problems, PG&E filed for protection under the U.S. Bankruptcy laws.

In April 2001, the San Joaquin and Byron Projects entered into an agreement with a financial institution whereby they sold, irrevocably and without recourse, their undivided interest in all eligible trade accounts receivables for December 2000 and January 2001. Costs associated with the sale of receivables of $229,443 for 2001, primarily related to the discount and loss on sale, is included in provision for bad debt expense in the Consolidated Statements of Operations.

In August 2001, PG&E and the San Joaquin and Byron Projects entered into amendments to the electric power sales contracts for a term of five years, which would effectively replace, for such 5 year term, the variable formula for determining the energy price with a fixed energy price. Also in August 2001, the San Joaquin and Byron Projects entered into five year fixed price natural gas supply agreements with Coral Energy Services, Inc. ("Coral"), a subsidiary of Shell Oil. In addition to the letters of credit discussed in Note 5 above, the gas supply agreements required the San Joaquin and Byron Projects to maintain a deposit of $556,000 with Coral which is reflected as other assets in the December 31, 2002 Consolidated Balance Sheet. In the fourth quarter of 2003, upon the amending and extension of the letters of credit, Coral returned the Trust's deposit.

In the second half of 2001, the previous natural gas supplier made demands for payment of the arrears owed by the San Joaquin and Byron Projects. In December 2001, the San Joaquin and Byron Projects and the natural gas supplier executed a settlement agreement. Pursuant to the settlement agreement, the Byron and San Joaquin Projects were required to pay the natural gas supplier an upfront payment against the arrearage and the remainder to be paid over the next two years at 8% interest rate per annum. The entire balance was required to be discharged no later than the end of July 2003. The Trust has reflected the $250,000 due in 2003 as a current liability in the December 31, 2002
Consolidated Balance Sheet. In 2003, in accordance with the settlement agreement, the Trust made the final scheduled payment.

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

The financial data for business segments are as follows:


                                          Wholesale
                          -----------------------------------------
                              2003           2002           2001
                          ------------   ------------   -----------
Revenue ...............   $ 5,245,931    $ 5,917,877    $ 3,363,789
Depreciation and
  amortization ........       426,269        428,036        426,954
Operating income (loss)       246,685       (470,425)    (1,283,347)
Total assets ..........     7,096,367      6,812,337      7,387,797
Capital expenditures ..          --          (10,453)        33,247



                                            Retail
                          -----------------------------------------
                              2003           2002           2001
                          -----------    ------------   -----------
Revenue ...............   $ 2,012,065    $ 1,930,720    $ 3,019,278
Depreciation and
  amortization ........       218,059        284,350        283,250
Operating income (loss)       (10,597)      (168,694)       512,084
Total assets ..........     1,522,975      2,291,340      3,200,827
Capital expenditures ..          --             --             --



                                           Corporate
                          -----------------------------------------
                              2003           2002           2001
                          -----------    ------------   -----------
Revenue ...............   $      --      $      --      $      --
Depreciation and
  amortization ........          --             --             --
Operating loss ........      (711,488)      (897,819)      (718,655)
Total assets ..........     6,483,254      6,485,559      6,892,171
Capital expenditures ..          --             --             --



                                            Total
                          -----------------------------------------
                              2003           2002           2001
                          -----------    ------------   -----------
Revenue ...............   $ 7,257,996    $ 7,848,597    $ 6,383,067
Depreciation and
  amortization ........       644,328        712,386        710,204
Operating loss ........      (475,400)    (1,536,938)    (1,489,918)
Total assets ..........    15,102,596     15,589,236     17,480,795
Capital expenditures ..          --          (10,453)        33,247





10. Renewable Attribute Revenue

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

On January 17, 2003, the Providence Project received a "Statement of Qualification" from the Massachusetts Division of Energy Resources ("DOER") pursuant to the renewable portfolio standards ("RPS") adopted by Massachusetts. Since the Providence Project has become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

For the year ended December 31, 2003, the Providence Project recorded Renewable attribute revenue totaling $772,370.

B. Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data for the years ended December 31, 2003 and
2002.


                                               2003
                         -------------------------------------------------------
                            First         Second         Third         Fourth
                           Quarter        Quarter       Quarter        Quarter
                         -----------    -----------   -----------   ------------
Revenue ..............   $ 1,647,000    $ 1,930,000   $ 2,366,000   $ 1,315,000
Income (loss) from
 operations ..........      (354,000)       256,000       329,000      (706,000)
Net income (loss) ....        93,000        334,000     1,127,000        69,000



                                             2002
                        --------------------------------------------------------
                            First        Second          Third         Fourth
                           Quarte        Quarter        Quarter        Quarter
                        -----------    -----------    -----------   ------------
Revenue .............   $ 1,659,000    $ 2,199,000    $ 2,390,000   $ 1,601,000
Income (loss) from
 operations .........      (470,000)      (315,000)       265,000    (1,017,000)
Net income (loss) ...      (495,000)      (301,000)       286,000      (846,000)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Trust dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Trust's Current Report on Form 8-K dated January 20, 2004, incorporated herein by reference. There were no disagreements with PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 or for the interim period through January 20, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A.  Controls and Procedures

     Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange
Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective.

     There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

     The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

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

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the eight trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing
Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 57, has also served as Chief Executive Officer of the Trust since its inception in 1991 and as Chief Executive Officer of RPM, the Other Power Trusts, and the Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Randall Holmes, age 56, has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to that, he served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries. Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont ("DRM"), to DeForest & Duer in New York and to Chadbourne & Parke in New York. Mr. Holmes was also President of the Pepsi-Cola Operating Company of
Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies. He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Trust, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes' time and it is expected that such relationship will not adversely affect his duties as President and Chief Operating Officer.

     Robert L. Gold, age 45, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and the Ridgewood LLCs since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Daniel V. Gulino, age 43, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, Other Power Trusts and the Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

     Christopher I. Naunton, 39, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and the Ridgewood LLCs since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

     Mary Lou Olin, age 51, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Corporate Trustee of the Trust is Christiana Bank & Trust Company ("Christiana"). Legal title to Trust Property is now and in the future will be in the name of the Trust. Christiana is also a trustee of the Other Power Trusts. The principal office of Christiana Bank is 1314 King Street, Wilmington, DE 19801.

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

(h). Code of Ethics.

     The Managing Shareholder has adopted a Code of Ethics in March 2004 for itself, the Trust, Other Power Trusts, Ridgewood LLCs and affiliates. The Code of Ethics is attached hereto as Exhibit 10F.

Item 11.  Executive Compensation.

     The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

     Christiana, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

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

     The Trust made distributions in 2003 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust and its subsidiaries paid fees or reimbursements to the Managing Shareholder and its affiliates as follows:

                 2003         2002        2001         2000         1999
Managing      $356,742     $390,743    $492,430     $592,664     $594,576
Shareholder
Cost
Reimburse-  $6,589,814   $7,893,953  $6,634,733   $7,440,297   $8,920,930
ments
RPM

     The management fee, payable monthly under the Management Agreement at the annual rate of 2.5% of the Trust's prior year net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business. Payroll and other costs of operation of the Trust's Projects are reimbursed to RPM. The reimbursements to RPM, which do not exceed its actual costs, are described at Item 10(g) -- Directors and Executive Officers of the Registrant -- RPM.

     Other  information in response to this item is reported in response to Item
11. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14.  Principal Accountant Fees and Services

Audit Fees

     The aggregate audit fees billed for professional services rendered by Perelson Weiner LLP for the audit of the Company's annual financial statements for the year ended December 31, 2003 were approximately $35,000. The aggregate audit fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements and financial statements included in the Company's Quarterly Reports on Form 10-Q for the years ended December 31, 2003 and 2002 were approximately $16,000 and $41,000, respectively.


     Tax Fees

     The aggregate fees billed for all tax services rendered by Perelson Weiner LLP for the year ended December 31, 2003 were approximately $38,000. There were no tax services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002. Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

     Audit Related Fees

     None.


     All Other Fees

     None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

(a) Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     The Registrant filed a Form 8-K with the Commission on January 20, 2004 indicating that the Trust changed its Certifying Accountants by dismissing PrcewaterhouseCoopers LLP and engaging Perselson Weiner LLP.

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

     10.F. Code of Ethics, adopted March 1, 2004.

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

By:/s/ Robert E. Swanson    Chief Executive Officer       April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    Chief Executive Officer       April 14, 2004
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                April 14, 2004
Christopher Naunton      Chief Financial Officer

RIDGEWOOD RENEWABLE POWER LLC  Managing Shareholder         April 14, 2004
By:/s/ Robert E. Swanson    Chief Executive Officer
Robert E. Swanson

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report is being prepared;

           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Annual Report based on such evaluation; and

           (c) Disclosed in the Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: April 14, 2004
/s/   Robert E. Swanson
------------------------
Robert E. Swanson
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report is being prepared;

           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Annual Report based on such evaluation; and

           (c) Disclosed in the Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: April 14, 2004
/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer