Form 10-Q
period 2004-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2004-10-15
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004
                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III(
             Exact name of registrant as specified in its charter.)

            Delaware                                  22-3264565
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

   1314 King Street, Wilmington, Delaware                       19801
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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                                 March 31, 2004

Ridgewood Electric Power Trust III
Consolidated Balance Sheets(unaudited)
-----------------------------------------------------------------------------

                                                     March 31,      December 31,
                                                       2004             2003
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $     63,279    $     46,173
Trade receivables ..............................        448,713         456,666
Current portion of note receivable
 from sale of investment .......................         47,564          59,963
Assets held for sale ...........................        383,994         483,994
Current portion unrealized gain on gas
 purchase contracts ............................        500,618         559,499
Due from affiliates ............................        266,105         860,587
Other current assets ...........................         99,175         103,987
                                                   ------------    ------------
       Total current assets ....................      1,809,448       2,570,869

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      5,938,860       5,669,648

Plant and equipment ............................      9,326,726       9,326,726
Accumulated depreciation .......................     (4,417,004)     (4,310,375)
                                                   ------------    ------------
                                                      4,909,722       5,016,351
                                                   ------------    ------------
Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (663,595)       (645,660)
                                                   ------------    ------------
                                                      1,129,905       1,147,840
                                                   ------------    ------------
Note receivable from sale of investment,
 less current portion ..........................         82,738          85,536
Unrealized gain on gas purchase contracts
 net of current portion ........................      1,352,106         695,106
Other non-current assets .......................         14,000          14,000
                                                   ------------    ------------
                                                      1,448,844         794,642
                                                   ------------    ------------
        Total assets ...........................   $ 15,236,779    $ 15,199,350
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    245,466    $    327,435
Due to affiliates ..............................        189,587         163,350
                                                   ------------    ------------
       Total current liabilities ...............        435,053         490,785

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity (391.8444 investor shares
 issued and outstanding) .......................     14,984,743      14,892,513
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (183,017)       (183,948)
                                                   ------------    ------------
      Total shareholders' equity ...............     14,801,726      14,708,565
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 15,236,779    $ 15,199,350
                                                   ------------    ------------

     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
------------------------------------------------------------------------------

                                      For the Three Months Ended
                                      --------------------------
                                        March 31,      March 31,
                                          2004            2003
                                      -----------    -----------
Power generation revenue ..........   $ 1,365,424    $ 1,646,831

Cost of sales, including
 depreciation and amortization
 of $124,564 and $162,368 in
 2004 and 2003 ....................     1,511,725      1,852,504
                                      -----------    -----------

Gross loss ........................      (146,301)      (205,673)
                                      -----------    -----------

General and administrative expenses        39,567         59,023
Write down of investments in
 power generation
 project ..........................       100,000           --
Management fee paid to
 managing shareholder .............        91,929         89,208
                                      -----------    -----------
     Total other operating expenses       231,496        148,231
                                      -----------    -----------

Loss from operations ..............      (377,797)      (353,904)
                                      -----------    -----------

Other income (expense):
   Interest income ................         4,633          4,393
   Interest expense ...............          --           (5,001)
   Unrealized gain on gas purchase
     contracts, net ...............       598,119           --
   Equity income from Ridgewood
    Providence Power Partners, L.P.       269,212        212,341
    Other income (expense) ........        (5,455)       235,635
                                      -----------    -----------
     Other income (expense), net ..       866,509        447,368
                                      -----------    -----------

Net income ........................   $   488,712    $    93,464
                                      -----------    -----------














        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                                    Managing
                                  Shareholders     Shareholder       Total
                                  ------------    -------------   -------------

Shareholders' equity (deficit),
 December 31, 2003 ............   $ 14,892,513    $   (183,948)   $ 14,708,565

Cash distributions ............       (391,595)         (3,956)       (395,551)

Net income for the period .....        483,825           4,887         488,712
                                  ------------    ------------    ------------

Shareholders' equity (deficit),
 March 31, 2004 ...............   $ 14,984,743    $   (183,017)   $ 14,801,726
                                 --------------   ------------    -------------






























       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------

                                                         Three Months Ended
                                                       ----------------------
                                                       March 31,     March 31,
                                                          2004         2003
                                                       ---------    ---------

Cash flows from operating activities:
     Net income ....................................   $ 488,712    $  93,464
                                                       ---------    ---------
     Adjustments to reconcile net income
      to net cash flows from operating
      activities:
     Depreciation and amortization .................     124,564      162,368
     Writedown of investments in power
      generation project ...........................     100,000         --
       Unrealized gain on gas purchase contracts ...    (598,119)        --
     Equity in earnings from unconsolidated
      Ridgewood Providence Power Partners L.P. .....    (269,212)    (212,341)
     Changes in assets and liabilities:
       Decrease in restricted cash .................        --         84,020
       Decrease in trade receivables ...............       7,953      235,798
       Decrease in other current assets ............       4,812       48,536
       (Decrease) in accounts payable
         and accrued expenses ......................     (81,969)    (816,601)
       Increase in due to affiliates, net ..........     620,719       60,216
                                                       ---------    ---------
         Total adjustments .........................     (91,252)    (438,004)
                                                       ---------    ---------
         Net cash provided by (used in)
           operating activities ....................     397,460     (344,540)
                                                       ---------    ---------

Cash flows from investing activities:
     Cash received from sale of investment, net ....        --         45,292
     Proceeds from note receivable .................      15,197       29,928
                                                       ---------    ---------
         Net cash provided by investing activities .      15,197       75,220
                                                       ---------    ---------


Cash flows from financing activities:
     Cash distributions to shareholders ............    (395,551)        --
                                                       ---------    ---------
         Net cash used in financing activities .....    (395,551)        --
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents      17,106     (269,320)
 Cash and cash equivalents, beginning of period ....      46,173      379,894
                                                       ---------    ---------
Cash and cash equivalents, end of period ...........   $  63,279    $ 110,574
                                                       ---------    ---------











     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for Ridgewood Providence Power Partners, L.P., which is accounted for under the equity method, is as follows:

Balance Sheet
                    March 31,    December 31,
                       2004          2003
                   -----------   -----------

Total assets ...   $17,600,229   $17,517,962
                   -----------   -----------

Partners' equity   $16,635,465   $15,881,367
                   -----------   -----------


Statement of Operations
                 Three Months Ended March 31,
                    2004          2003
                 ----------   ----------
Revenue ......   $3,018,000   $2,148,000
Cost of sales     2,207,000    1,509,000
Other expenses       57,000       44,000
Net income ...      754,000      595,000


3.  New Accounting Standards and Disclosures

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

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective January 1, 2004 with no material impact to the consolidated financial statements.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain on its gas purchase and re-sale agreements.

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

4. Related Party Transactions
From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At March 31, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:

                                      Due To                  Due From
                               ----------------------- -----------------------
                                March 31, December 31, March 31, December 31,
                                   2004      2003        2004       2003
                                 --------  --------    --------  ---------
Ridgewood Power Management LLC   $   --     $   --     $265,701   $290,184
Ridgewood Providence Power
 Partners, L.P. ..............       --         --         --      570,073
Ridgewood Renewable Power LLC     137,416    107,680       --         --
Other affiliates .............     52,171     55,670        404        330
                                 --------   --------   --------   --------
         Total ...............   $189,587   $163,350   $266,105   $860,587
                                 ========   ========   ========   ========


5. Writedown of Power Generation Project

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Accordingly, the remaining net book value of the power modules is reflected as Assets held for sale on the accompanying Consolidated Balance Sheet. In the second quarter of 2004, the Trust sold its mobile power modules for $383,994. As a result of the pending loss on the sale, the Trust recorded a writedown of $100,000.

6. Financial Information by Business Segment

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

The financial data for business segments are as follows:


                                               Wholesale
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2004                    2003
                             --------------------    --------------------

Revenue                                $913,839              $1,049,423
Depreciation and
  amortization                          106,305                 107,079
Operating loss                         (192,747)               (264,215)
Total assets                          7,575,983               6,366,419
Capital expenditures                        ---                     ---



                                                 Retail
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                                $451,585           $597,408
Depreciation and
  amortization                           18,259             55,289
Operating income (loss)                  40,616             64,688
Total assets                          1,382,188          2,210,653
Capital expenditures                        ---                ---


                                               Corporate
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                                $    ---           $    ---
Depreciation and
  amortization                              ---                ---
Operating loss                        (225,666)            (154,377)
Total assets                          6,278,608           6,426,488
Capital expenditures                     ---                   ---


                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                              $1,365,424         $1,646,831
Depreciation and
  amortization                          124,564            162,368
Operating loss                         (377,797)          (353,904)
Total assets                         15,236,779         15,003,560
Capital expenditures                        ---                ---

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Power generation revenue decreased $282,000, or 20.6%, to $1,365,000 in the first quarter of 2004 compared to $1,647,000 in the first quarter of 2003. The decrease is comprised of a $146,000 decrease in retail power generation and a $136,000 decrease in wholesale power generation. The decrease in retail power generation is attributable to the decrease in the number of the Trust's on-site cogeneration facilities in the current year. The Trust had two fewer on-site cogeneration facilities as a result of one of the host plants being idle and the power generating agreement with another host expiring in the third quarter of 2003. The decrease in wholesale power generation is attributable to the Byron and San Joaquin projects electing to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and higher revenues in 2003.

Cost of sales decreased $342,000 to $1,512,000 in the first quarter of 2004 compared to $1,852,000 in the first quarter of 2003. The decrease is primarily the result of the lower maintenance expenses incurred by the Byron Project. In addition, the San Joaquin and Byron projects record and pay for natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the San Joaquin and Byron projects to their supplier. Net fuel expense for the first quarter of 2004 was consistent with the prior year.

Gross profit increased from a loss of $206,000 in the first quarter of 2003, to a loss of $146,000 in the first quarter of 2004. The increase in gross profit is the result of the lower maintenance expenses recorded in the current year as compared to 2003, partially offset by the decrease in revenues in the current year.

General and administrative expenses decreased by $19,000, to $40,000 in 2004 as compared to $59,000 in 2003. The decrease is a result of the higher professional fees incurred in 2003. The management fee increased from $89,000 in the first quarter of 2003 to $92,000 in the same period in 2004 as a result of the Trust's higher net asset balance.

In the first quarter of 2004 the Trust recorded a writedown in its investment in the mobile power modules of $100,000.

Other income expense decreased $241,000, to an expense of $5,000 in the first quarter of 2004, from income of $236,000 in the first quarter of 2003. The decrease is a result of the proceeds received in 2003 from the sale of the equipment of one of the idle cogeneration facilities owned by Ridgewood/Massachusetts Power Partners, which had been written off in 2000.

Equity income from the Providence project increased from $212,000 in the first quarter of 2003 to $269,000 in the corresponding period in 2004. The increase can be attributed to the increase in renewable energy credits partially offset by the increase in engine maintenance costs in the current year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $598,000 in the first quarter of 2004 as a result of an increase in the fair value of its gas purchase contracts.

 Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2004 was $397,000 as compared to cash used of $345,000 for the three months ended March 31, 2003. The increase in cash flow from operating activities is primarily due to the reduction in the balance due from affiliates.

Cash provided by investing activities for the first three months of 2004 was $15,000 compared to $75,000 for the first three months of 2003. The decrease in cash flow in the current year is due to the cash received at closing on the sale of the AES projects in 2003.

Cash used in financing activities for the first three months of 2004 was $396,000 compared to zero for the first three months of 2003. The use of cash flow in financing activities is due to distributions to shareholders.

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

The Trust has historically financed its operations from cash generated from its subsidiaries' operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any distributions declared for the next twelve months.

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




                          RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant

October 14, 2004              By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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



Date: October 14, 2004

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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


Date: October 14, 2004

/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer