Form 10-Q
period 2004-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2004-10-15
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
            (Exact name of registrant as specified in its charter.)

            Delaware                                   22-3264565
            ---------                                  ----------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)

   1314 King Street, Wilmington, Delaware                           19801
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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                                  June 30, 2004

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
-----------------------------------------------------------------------------

                                                     June 30,       December 31,
                                                       2004            2003
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    419,734    $     46,173
Trade receivables ..............................        716,069         456,666
Current portion of note receivable
  from sale of investment ......................         42,655          59,963
Assets held for sale ...........................           --           483,994
Current portion unrealized gain
  on gas purchase contracts ....................        547,835         559,499
Due from affiliates ............................        121,204         860,587
Other current assets ...........................         83,570         103,987
                                                   ------------    ------------
       Total current assets ....................      1,931,067       2,570,869

Investment in Ridgewood Providence
 Power Partners, L.P. ..........................      6,153,907       5,669,648

Plant and equipment ............................      9,330,001       9,326,726
Accumulated depreciation .......................     (4,523,212)     (4,310,375)
                                                   ------------    ------------
                                                      4,806,789       5,016,351
                                                   ------------    ------------

Electric power sales contracts .................      1,793,500       1,793,500
Accumulated amortization .......................       (681,529)       (645,660)
                                                   ------------    ------------
                                                      1,111,971       1,147,840
                                                   ------------    ------------

Note receivable from sale of investment,
 less current portion ..........................         69,818          85,536
Unrealized gain on gas purchase
 contracts net of current portion ..............      2,060,273         695,106
Other non-current assets .......................         14,000          14,000
                                                   ------------    ------------
                                                      2,144,091         794,642
                                                   ------------    ------------

        Total assets ...........................   $ 16,147,825    $ 15,199,350
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    257,892    $    327,435
Due to affiliates ..............................        610,567         163,350
                                                   ------------    ------------
       Total current liabilities ...............        868,459         490,785

Commitments and contingencies ..................           --              --

Shareholders' Equity:
Shareholders' equity (391.8444 investor
 shares issued and outstanding) ................     15,457,606      14,892,513
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (178,240)       (183,948)
                                                   ------------    ------------
      Total shareholders' equity ...............     15,279,366      14,708,565
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 16,147,825    $ 15,199,350
                                                   ------------    ------------


        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
------------------------------------------------------------------------------
                            Six Months Ended             Three Months Ended
                       -------------------------      -------------------------
                         June 30,        June 30,       June 30,      June 30,
                           2004            2003          2004           2003
                       -----------    -----------   ------------    -----------

 Power generation
  revenue ..........   $ 2,980,883    $ 3,569,987    $ 1,615,459    $ 1,923,156
 Rental revenue ....          --            6,368           --            6,368
                       -----------    -----------    -----------    -----------
    Total revenue ..     2,980,883      3,576,355      1,615,459      1,929,524

Cost of sales ......     3,093,285      3,400,781      1,581,560      1,548,277
                       -----------    -----------    -----------    -----------

Gross profit (loss)       (112,402)       175,574         33,899        381,247
                       -----------    -----------    -----------    -----------

General and
 administrative
 expenses ..........        79,189         95,221         39,622         36,198
Write down of
 investments in
 power generation
   project .........       100,000           --             --             --
Management fee
 paid to managing
 shareholder .......       183,857        178,326         91,928         89,118
                       -----------    -----------    -----------    -----------
   Total other
    operating
    expenses .......       363,046        273,547        131,550        125,316
                       -----------    -----------    -----------    -----------

(Loss) income
 from operations ...      (475,448)       (97,973)       (97,651)       255,931
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         7,107          6,491          2,474          2,098
  Interest expense .          --          (10,002)          --           (5,001)
  Unrealized gain
   on gas purchase
     contracts, net      1,353,503           --          755,384           --
  Other income
  (expense) ........        (7,481)       233,985         (2,026)        (1,650)
  Equity income
   from Ridgewood
   Providence
   Power Partners,LP       484,259        295,112        215,047         82,771
                       -----------    -----------    -----------    -----------
     Other income
      (expense),net      1,837,388        525,586        970,879         78,218
                       -----------    -----------    -----------    -----------

Net income .........   $ 1,361,940    $   427,613    $   873,228    $   334,149
                       -----------    -----------    -----------    -----------














      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-----------------------------------------------------------------------------


                                                   Managing
                                  Shareholders    Shareholder         Total
                                  ------------    ------------    -------------
Shareholders' equity (deficit),
 December 31, 2003 ............   $ 14,892,513    $   (183,948)   $ 14,708,565

Cash distributions ............       (783,228)         (7,911)       (791,139)

Net income for the period .....      1,348,321          13,619       1,361,940
                                  ------------    ------------    ------------
Shareholders' equity (deficit),
 June 30, 2004 ................   $ 15,457,606    $   (178,240)   $ 15,279,366
                                  ------------    ------------    ------------























     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------

                                                          Six Months Ended
                                                    ---------------------------
                                                      June 30,        June 30,
                                                       2004            2003
                                                    -----------    -------------

Cash flows from operating activities:
     Net income .................................    $1,361,940    $   427,613
                                                    -----------    -----------

     Adjustments to reconcile net income
      to net cash flows from operating
      activities:
     Depreciation and amortization ..............       248,706        324,735
     Writedown of investments in
      power generation project ..................       100,000           --
       Unrealized gain on gas purchase contracts     (1,353,503)          --
     Equity in earnings from
      unconsolidated Ridgewood
      Providence Power Partners L.P. ............      (484,259)      (295,112)
     Changes in assets and liabilities:
       Decrease in restricted cash ..............          --           84,020
       (Increase) in trade receivables ..........      (259,403)      (349,265)
       Decrease in other current assets .........        20,417        102,065
       (Decrease) in accounts payable
        and accrued expenses ....................       (69,543)      (551,499)
       Increase in due to affiliates, net .......       756,600        181,924
                                                    -----------    -----------
         Total adjustments ......................    (1,040,985)      (503,132)
                                                    -----------    -----------
         Net cash provided by (used in)
          operating activities ..................       320,955        (75,519)
                                                    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of investment, net ......       383,994         95,295
     Proceeds from note receivable ..............        33,026         50,184
     Capital expenditures .......................        (3,275)          --
                                                    -----------    -----------
        Net cash provided by investing activities       413,745        145,479
                                                    -----------    -----------


Cash flows from financing activities:
     Short-term advances from affiliates ........       430,000           --
     Cash distribution to shareholders ..........      (791,139)      (395,803)
                                                    -----------    -----------
        Net cash used in financing activities ...      (361,139)      (395,803)
                                                    -----------    -----------

Net increase (decrease) in cash
 and cash equivalents ...........................       373,561       (325,843)
Cash and cash equivalents, beginning of period ..        46,173        379,894
                                                    -----------    -----------
Cash and cash equivalents, end of period ........   $   419,734    $    54,051
                                                    -----------    -----------











      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's (the "Trust") consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for Ridgewood Providence Power Partners, L.P., which is accounted for under the equity method, is as follows:

Balance Sheet
                    June 30,      December 31,
                      2004           2003
                   -----------   ------------
Total assets ...   $16,789,827   $17,517,962
                   -----------   -----------

Partners' equity   $17,237,837   $15,881,367
                   -----------   -----------


Statement of Operations
                       Six Months Ended        Three Months Ended
                          June 30,                  June 30,
                      2004           2003         2004           2003
                  -----------   -----------   -----------   -----------
Revenue .......   $ 5,893,000   $ 3,933,000   $ 2,875,000   $ 1,785,000
Cost  of  sales     4,480,000     3,016,000     2,273,000    11,507,000
Other expenses         57,000        92,000            --        48,000
Net income ....     1,356,000       825,000       602,000       230,000


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

4. Related Party Transactions
From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At June 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:

                                            Due To              Due From
                                    --------------------- ---------------------
                                    June 30,  December 31, June 30, December 31,
                                      2004       2003       2004        2003
                                    --------  ---------   --------   ---------
Ridgewood Power Management L.L.C    $   --     $   --     $120,464   $290,184
Providence Power Partners .......    429,927       --         --      570,073
Ridgewood Renewable Power LLC ...    137,416    107,680       --         --
Other affiliates ................     43,224     55,670        740        330
                                    --------   --------   --------   --------
         Total ..................   $610,567   $163,350   $121,204   $860,587
                                    --------   --------   --------   --------


5. Writedown of Power Generation Project

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Accordingly, the remaining net book value of the power modules is reflected as Assets held for sale on the accompanying Consolidated Balance Sheet. In the second quarter of 2004, the Trust sold its mobile power modules for $383,994. As a result of the pending loss on the sale, the Trust recorded a writedown of $100,000 in the first quarter of 2004.

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

The financial data for business segments are as follows:


                                          Wholesale Power Sales
                              Six Months Ended             Three Months Ended
                         --------------------------    -------------------------
                           June 30,       June 30,       June 30,       June 30,
                             2004           2003           2004           2003
                         -----------    -----------    -----------   -----------
Revenue ...............  $ 2,231,920    $ 2,352,542    $ 1,318,081   $ 1,303,119
Depreciation and
 amortization .........      212,560        214,158        106,255       107,079
Operating income
 (loss) ...............      (55,960)       (74,370)       136,787       189,845
Capital expenditures ..         --             --             --            --

                                      Retail Power Sales
                           Six Months Ended           Three Months Ended
                       ------------------------   -------------------------
                        June 30,      June 30,     June 30,      June 30,
                          2004          2003         2004           2003
                       ----------    ----------   ----------    ----------
Revenue ............   $  748,963    $1,223,813   $  297,378    $  626,405
Depreciation and
 amortization ......       36,146       110,577       17,887        55,288
Operating income
 (loss) ............      (65,924)      235,377     (106,540)      170,689
Capital expenditures        3,275            --        3,275            --



                                         Corporate
                          Six Months Ended        Three Months Ended
                        ---------------------    ---------------------
                        June 30,     June 30,    June 30,     June 30,
                          2004         2003        2004         2003
                        ---------   ---------    --------    ---------

Revenue ............        $---    $    --      $    --       $    --
Depreciation and
 amortization ......        --           --           --           --
Operating loss .....    (353,564)    (258,980)    (127,898)    (104,603)
Capital expenditures        --           --           --           --



                                               Total
                            Six Months Ended              Three Months Ended
                        -------------------------    --------------------------
                         June 30,      June 30,        June 30,       June 30,
                           2004          2003            2004           2003
                        ----------    -----------    -----------    -----------

Revenue ............   $ 2,980,883    $ 3,576,355    $ 1,615,459    $ 1,929,524
Depreciation and
 amortization ......       248,706        324,735        124,142        162,367
Operating income
 (loss) ............      (475,448)       (97,973)       (97,651)       255,931
Capital expenditures         3,275             --          3,275             --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest$1,000.

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

Results of Operations

Three Months  Ended June 30,  2004,  Compared to the Three Months Ended June 30,
2003

Total revenue decreased $313,000, or 19.4 %, to $1,616,000 in the second quarter of 2004 compared to $1,930,000 for the same period of 2003. The decrease in revenue is due to the decrease in retail power generation. Retail power generation decreased $329,000 as a result of the decrease in the number of the Trust's on-site cogeneration facilities in the current year. The Trust had two fewer on-site cogeneration facilities as a result of one of the host plants being idle and the power generating agreement with another host expiring in the third quarter of 2003. In addition, another of the Trust's on-site cogeneration facilities had its operations curtailed as a result of a fire in the host's facility. Revenue from wholesale power generation was consistent with the prior year.

Cost of sales increased $34,000 to $1,582,000 in the second quarter of 2004 compared to $1,548,000 in the second quarter of 2003. The increase is primarily the result of the higher maintenance expenses incurred in the current quarter. In addition, the San Joaquin and Byron projects record and pay for natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the San Joaquin and Byron projects to their supplier. Net fuel expense for the second quarter of 2004 was consistent with the prior year.

Gross profit decreased $347,000 to $34,000 in the second quarter of 2004 compared to $381,000 in the second quarter of 2003. The decrease is primarily attributable to the decrease in revenue.

General and administrative expenses were consistent with the prior year.

The management fee increased from $89,000 in the second quarter of 2003 to $92,000 in the same period in 2004 as a result of the Trust's higher net asset balance.

Equity income from the Providence project increased from $83,000 in the second quarter of 2003 to $215,000 in the corresponding period in 2004. The increase can be attributed to the increase in renewable energy credits partially offset by the increase in engine maintenance costs in the current year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $755,000 in the second quarter of 2004 as a result of an increase in the fair value of its gas purchase contracts.

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003

Total revenue decreased $595,000, or 20%, to $2,981,000 for the first six months of 2004 compared to $3,576,000 for the same period of 2003. The decrease in revenue is primarily due to the decrease in retail power generation. Retail power generation decreased $475,000 as a result of the decrease in the number of the Trust's on-site cogeneration facilities in the current year. The Trust had two fewer on-site cogeneration facilities as a result of one of the host plants being idle and the power generating agreement with another host expiring in the third quarter of 2003. In addition, another of the Trust's on-site cogeneration facilities had its operations curtailed as a result of a fire in the host's facility. The decrease in wholesale power generation is attributable to the Byron and San Joaquin projects electing to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and higher revenues in 2003.

Cost of sales decreased $308,000 to $3,093,000 in the first half of 2004 compared to $3,401,000 in the first half of 2003. The decrease is primarily the result of the lower maintenance expenses incurred by the Byron Project. In addition, the San Joaquin and Byron projects record and pay for natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains received from the re-sale of contracted quantities of natural gas by the San Joaquin and Byron projects to their supplier. Net fuel expense for the first half of 2004 was consistent with the prior year.

Gross profit decreased from $176,000 for the first six months of 2003, to a loss of $112,000 for the first six months of 2004. The decrease is the result of the decrease in revenue, partially offset by the lower maintenance expenses incurred in the current year as compared to 2003, when the Byron Project experienced costly engine repairs.

General and administrative expenses decreased by $16,000, to $79,000 in 2004 as compared to $95,000 in 2003. The decrease is a result of the higher professional fees incurred in 2003.

The management fee increased from $178,000 in the first half of 2003 to $184,000 in the same period in 2004 as a result of the Trust's higher net asset balance.

In the first quarter of 2004 the Trust recorded a writedown in its investment in the mobile power modules of $100,000.

Other income expense decreased $241,000, to an expense of $7,000 in the first half of 2004, from income of $234,000 in the first half of 2003. The decrease is a result of the proceeds received in 2003 from the sale of the equipment of one of the idle cogeneration facilities owned by Ridgewood/Massachusetts Power Partners, which had been written off in 2000.

Equity income from the Providence project increased from $295,000 in the first six months of 2003 to $484,000 in the corresponding period in 2004. The increase can be attributed to the increase in renewable energy credits partially offset by the increase in engine maintenance costs in the current year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $1,354,000 in the first half of 2004 as a result of an increase in the fair value of its gas purchase contracts.


Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2004 was $321,000 as compared to cash used of $76,000 for the six months ended June 30, 2003. The increase in cash flow from operating activities is primarily due to the reduction in the balance due from affiliates.

Cash provided by investing activities for the first six months of 2004 was $414,000 compared to $145,000 for the first six months of 2003. The increase in cash flow is due to the $384,000 collected on the sale of the mobile power modules in the second quarter of 2004 compared to the $95,000 received upon the closing of the sale of the AES projects in 2003.

Cash used in financing activities for the first six months of 2004 was $361,000 compared to$396,000 for the first six months of 2003. The use of cash flow in financing activities is due to distributions to shareholders, which the Trust resumed paying in the second quarter of 2003. In the second quarter of 2004 the Trust received a short-term working capital advance of $430,000 from the Providence project.

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


Date: October 14, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer