Form 10-Q
period 2004-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2004-12-10
CIK 917032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

                         Commission file Number 0-23432

                       RIDGEWOOD ELECTRIC POWER TRUST III
            (Exact name of registrant as specified in its charter.)


Delaware                                                     22-3264565
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1314 King Street, Wilmington, Delaware                     19801
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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




                       Ridgewood Electric Power Trust III

                        Consolidated Financial Statements

                               September 30, 2004

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                     2004               2003
                                                -------------      ------------
Assets:
Cash and cash equivalents ..................     $    300,607      $     46,173
Trade receivables ..........................          697,822           456,666
Current portion of note receivable
 from sale of investment ...................           37,892            59,963
Assets held for sale .......................             --             483,994
Current portion unrealized gain on
 gas purchase contracts ....................        1,948,068           559,499
Due from affiliates ........................          639,856           860,587
Other current assets .......................          145,196           103,987
                                                 ------------      ------------
       Total current assets ................        3,769,441         2,570,869

Investment in Ridgewood Providence
 Power Partners, L.P. ......................        5,349,855         5,669,648

Plant and equipment ........................        9,318,402         9,326,726
Accumulated depreciation ...................       (4,619,762)       (4,310,375)
                                                 ------------      ------------
                                                    4,698,640         5,016,351
                                                 ------------      ------------

Electric power sales contracts .............        1,793,500         1,793,500
Accumulated amortization ...................         (699,465)         (645,660)
                                                 ------------      ------------
                                                    1,094,035         1,147,840
                                                 ------------      ------------
Note receivable from sale of
 investment, less current portion ..........           65,304            85,536
Unrealized gain on gas purchase
 contracts, less current portion ...........        1,443,501           695,106
Other non-current assets ...................           14,000            14,000
                                                 ------------      ------------
                                                    1,522,805           794,642
                                                 ------------      ------------

        Total assets .......................     $ 16,434,776      $ 15,199,350
                                                 ------------      ------------
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued
 expenses ..................................     $    250,670      $    327,435
Due to affiliates ..........................          150,171           163,350
                                                 ------------      ------------
         Total current liabilities .........          400,841           490,785

Commitments and contingencies ..............             --                --

Shareholders' Equity:
Shareholders' equity (391.8444
 investor shares issued and
 outstanding) ..............................       16,204,629        14,892,513
Managing shareholder's accumulated
 deficit (1 management share
 issued and outstanding) ...................         (170,694)         (183,948)
                                                 ------------      ------------
         Total shareholders' equity ........       16,033,935        14,708,565
                                                 ------------      ------------

         Total liabilities and
          shareholders' equity .............     $ 16,434,776      $ 15,199,350
                                                 ------------      ------------


See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations  (unaudited)
--------------------------------------------------------------------------------
                              Nine Months Ended           Three Months Ended
                        --------------------------   ---------------------------
                         September 30, September 30, September 30, September 30,
                            2004           2003          2004           2003
                        ------------  ------------   ------------  -------------
 Power generation
  revenue .............. $ 4,998,321   $ 5,920,490    $ 2,017,438    $ 2,350,503
 Rental revenue ........        --          22,088           --           15,720
                        ------------  ------------   ------------  -------------
    Total revenue .....   4,998,321      5,942,578      2,017,438      2,366,223

Cost of sales .........   4,680,783      5,209,068      1,587,498      1,808,287
                        ------------  ------------   ------------  -------------
Gross profit ..........     317,538        733,510        429,940        557,936

General and
 administrative
 expenses .............     107,181        146,907         27,992         51,686
Write down of
 investments in power
 generation
 projects .............     100,000         88,429           --           88,429
Management fee -
 managing shareholder .     275,801        267,534         91,944         89,208
                        ------------  ------------   ------------  -------------
   Total other
    operating expenses      482,982        502,870        119,936        229,323
                        ------------  ------------   ------------  -------------

(Loss) income from
 operations ...........    (165,444)       230,640        310,004        328,613
                        ------------  ------------   ------------  -------------

Other income (expense):
  Interest income .....       9,353          8,656          2,246         2,165
  Interest expense ....        --          (10,835)          --            (833)
  Other income (expense)    (70,387)       231,012        (62,906)       (2,973)
  Unrealized gain on
   gas purchase
   contract ...........   2,136,963        652,647        783,460       652,647
  Equity income from
   Ridgewood Providence
   Power Partners, L.P.     899,185        442,362        414,925       147,250
                        ------------  ------------   ------------  -------------
    Other income
     (expense), net ...   2,975,114      1,323,842      1,137,725       798,256
                        ------------  ------------   ------------  -------------

Net income ............ $ 2,809,670    $ 1,554,482    $ 1,447,729   $ 1,126,869
                        ------------  ------------   ------------  -------------












See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                    Managing
                                 Shareholders      Shareholder       Total
                                 ------------     ------------    ------------

Shareholders' equity
 (deficit), December 31, 2003    $ 14,892,513    $   (183,948)   $ 14,708,565

Cash distributions ...........     (1,469,457)        (14,843)     (1,484,300)

Net income for the period ....      2,781,573          28,097       2,809,670
                                 ------------     ------------    ------------

Shareholders' equity
 (deficit), September 30, 2004   $ 16,204,629    $   (170,694)   $ 16,033,935
                                 ------------     ------------    ------------






















See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                Nine Months Ended
                                         ----------------------------
                                         September 30,  September 30,
                                             2004            2003
                                         -------------  -------------

Cash flows from operating activities:
     Net income .......................   $ 2,809,670    $ 1,554,482
                                         -------------  -------------

     Non-cash adjustments to reconcile
      net income to net cash flows from
      operating activities:
     Depreciation and amortization            363,192        485,879
     Writedown of investments in power
       generation projects ............       100,000         88,429
     Equity in earnings from
       unconsolidated Ridgewood
       Providence Power Partners L.P. .      (899,185)      (442,362)
     Unrealized gain on gas purchase
       contract .......................    (2,136,964)      (652,647)
     Changes in assets and liabilities:
       Decrease in restricted cash ....          --           84,020
       Increase in trade receivables ..      (241,156)      (385,186)
       Increase in other current assets       (41,209)          --
       Increase in other non-current
         assets .......................          --          (16,880)
       Decrease in accounts payable and
         accrued expenses .............       (76,765)      (722,377)
       Increase (decrease) in due to
         affiliates, net ..............       207,552        (13,860)
                                          -------------  -------------
         Total adjustments ............    (2,724,535)    (1,574,984)
                                          -------------  -------------
         Net cash provided by (used in)
           operating activities .......        85,135        (20,502)
                                          -------------  -------------

Cash flows from investing activities:
     Cash distribution from Providence
       Power Partners L.P. ............     1,218,978        548,735
     Proceeds from sale of investment,
       net ............................       383,994         95,295
     Proceeds from note receivable ....        42,303         67,930
     Disposal of capital expenditure ..        13,519           --
     Purchase of capital expenditures .        (5,195)          --
                                          -------------  -------------
         Net cash provided by investing
           activities .................     1,653,599        711,960
                                          -------------  -------------

Cash flows from financing activities:
     Cash distribution to shareholders     (1,484,300)      (791,615)
                                          -------------  -------------
         Net cash used in financing
           activities .................    (1,484,300)      (791,615)
                                          -------------  -------------

Net increase (decrease) in cash and
 cash equivalents .....................       254,434       (100,157)
Cash and cash equivalents,
 beginning of period ..................        46,173        379,894
                                          -------------  -------------
Cash and cash equivalents, end of
  period ..............................   $   300,607    $   279,737
                                          -------------  -------------











See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust III's (the "Trust") consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. This had no effect on income.

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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for Ridgewood Providence Power Partners, L.P., which is accounted for under the equity method, is as follows:

Balance Sheets
                            September 30, December 31,
                               2004           2003
                            -----------   -----------

Total assets ...            $16,622,815   $17,517,962
                            -----------   -----------

Partners' equity            $14,985,588   $15,881,367
                            -----------   -----------


Statements of Operations

                Nine Months Ended September 30, Three Months Ended September 30,
                ------------------------------- --------------------------------
                      2004           2003              2004          2003
                      ----           ----              ----          ----
Revenue ......    $ 8,705,000   $ 5,730,000       $ 2,812,000   $ 1,797,000
Cost of sales       6,106,000     4,429,000         1,626,000     1,440,000
Other expenses
 (income) ....         80,000        62,000            23,000       (57,000)
Net income ...      2,519,000     1,239,000         1,163,000       414,000


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

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, resulting in the Trust recording an asset at fair value and an unrealized gain of $2,136,963 on its gas purchase and re-sale agreements for the nine months ended September 30, 2004.

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


4. Related Party Transactions
From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At September 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:


                              Due To                    Due From
                   ---------------------------------------------------------
                    September 30,  December 31,  September 30,  December 31,
                        2004          2003           2004          2003
                   ---------------------------   ---------------------------
Ridgewood Power
 Management LLC ...     $   --        $   --        $300,055      $290,184
Providence Power
 Partners, L.P. ...         --            --         339,158       570,073
Ridgewood Renewable
 Power LLC ........    107,694       107,680              --            --
Other affiliates ..     42,477        55,670             643           330
                    ---------------------------   ---------------------------
         Total ....   $150,171      $163,350        $639,856      $860,587
                    ---------------------------   ---------------------------


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

The financial data for business segments are as follows:


                                  Wholesale Power Sales
                        Nine Months Ended           Three Months Ended
                   ---------------------------  ---------------------------
                   September 30, September 30,  September 30, September 30,
                       2004          2003           2004           2003
                   ------------- ------------   ------------- -------------

Revenue .........   $3,913,538    $4,069,801     $1,682,018    $1,717,259
Depreciation
 and amortization      318,814       320,015        106,254       105,857
Operating income       486,915       395,039        542,875       469,409
Capital
 expenditures ...           --            --             --            --

                                     Retail Power Sales
                          Nine Months Ended          Three Months Ended
                    --------------------------- ----------------------------
                    September 30, September 30,  September 30,  September 30,
                        2004           2003          2004            2003
                    ------------- -------------  ------------- -------------

Revenue .........   $ 1,084,783    $ 1,872,777   $   335,420    $   648,964
Depreciation
 and amortization        44,378        165,864         8,232         55,287
Operating income
 (loss) .........      (180,155)       199,584      (114,831)       (35,793)
Capital
 expenditures ...          5,195            --            --              --


                                            Corporate
                           Nine Months Ended           Three Months Ended
                     ----------------------------  ---------------------------
                     September 30, September 30,   September 30, September 30,
                         2004          2003            2004          2003
                     ------------- -------------  -------------- -------------

Revenue .........        $    --      $    --        $    --      $    --
Depreciation
 and amortization             --           --             --           --
Operating loss ..       (472,204)    (363,983)      (118,640)    (105,003)
Capital
 expenditures ...             --           --             --           --


                                              Total
                           Nine Months Ended           Three Months Ended
                     ----------------------------  ---------------------------
                     September 30, September 30,   September 30, September 30,
                         2004          2003            2004          2003
                     ------------- -------------  -------------- -------------
Revenue .........   $ 4,998,321    $ 5,942,578     $ 2,017,438   $ 2,366,223
Depreciation
 and amortization       363,192        485,879         114,486       161,144
Operating income
 (loss) .........      (165,444)       230,640         310,004       328,613
Capital
 expenditures ...         5,195            --            5,195           --

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

Results of Operations

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

Total revenue decreased $349,000, or 15%, to $2,017,000 in the third quarter of 2004 compared to $2,366,000 for the same period of 2003. The decrease in revenue is due to the decrease in retail power generation. Retail power generation decreased $314,000 as a result of the decrease in the number of the Trust's on-site cogeneration facilities in the current year. The Trust had two fewer on-site cogeneration facilities as a result of one of the host plants being idle and the power generating agreement with another host expiring at the end of the third quarter of 2003. Revenue from wholesale power generation was consistent with the prior year.

Cost of sales decreased $221,000 to $1,587,000 in the third quarter of 2004 compared to $1,808,000 in the third quarter of 2003. The decrease is primarily the result of the lower operating costs incurred as a result of the reduction in retail power generation. In addition, the San Joaquin and Byron projects record and pay for natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains recognized from the re-sale of contracted quantities of natural gas by the San Joaquin and Byron projects to their supplier. Net fuel expense for the third quarter of 2004 was approximately $100,000 less than the prior year.

Gross profit decreased $128,000 to $430,000 in the third quarter of 2004 compared to $558,000 in the third quarter of 2003. The decrease is primarily attributable to the decrease in revenue.

General and administrative expenses were consistent with the prior year.

The management fee increased from $89,000 in the third quarter of 2003 to $92,000 in the same period in 2004 as a result of the Trust's higher net asset balance.

Other expense increased $60,000, to an expense of $63,000 for the third quarter of 2004. The increase is due to the expenses incurred as a result of a fire at one of the Trust's on-site cogeneration facilities.

Equity income from the Providence project increased $268,000 from $147,000 in the third quarter of 2003 to $415,000 in the corresponding period in 2004. The increase can be attributed to the increase in renewable energy credits partially offset by the increase in engine maintenance costs in the current year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $783,000 in the third quarter of 2004 compared to $653,000 for the third quarter of 2003, as a result of an increase in the fair value of its gas purchase contracts.

Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003

Total revenue decreased $945,000, or 16%, to $4,998,000 for the first nine months of 2004 compared to $5,943,000 for the same period of 2003. The decrease in revenue is primarily due to the decrease in retail power generation. Retail power generation decreased $789,000 as a result of the decrease in the number of the Trust's on-site cogeneration facilities in the current year. The Trust had two fewer on-site cogeneration facilities as a result of one of the host plants being idle and the power generating agreement with another host expiring at the end of the third quarter of 2003. In addition, another of the Trust's on-site cogeneration facilities had its operations curtailed as a result of a fire in the host's facility. The decrease in wholesale power generation is attributable to the Byron and San Joaquin projects electing to produce the minimum amount of contracted energy, thereby enabling the projects to sell their residual volume of natural gas under fixed priced purchase contracts at current market prices, resulting in slight profits and higher revenues in 2003.

Cost of sales decreased $528,000 to $4,681,000 for the first nine months of 2004 compared to $5,209,000 for the first nine months of 2003. The decrease is a combination of the lower maintenance expenses incurred by the Byron Project as well as the lower operating costs incurred as a result of the reduction in retail power generation. In addition, the San Joaquin and Byron projects record and pay for natural gas on a net basis (contracted purchase quantities less contracted re-sale quantities). As a result, cost of sales is net of the realized gains recognized from the re-sale of contracted quantities of natural gas by the San Joaquin and Byron projects to their supplier. Net fuel expense for the first nine months of 2004 was approximately $160,000 less than the prior year.

Gross profit decreased $416,000, from $734,000 for the first nine months of 2003, to $318,000 for the first nine months of 2004. The decrease is the result of the decrease in revenue, partially offset by the decrease in the corresponding cost of sales.

General and administrative expenses decreased by $40,000, to $107,000 in 2004 as compared to $147,000 in 2003. The decrease is a result of the higher professional fees incurred in 2003.

The management fee increased from $268,000 for the first nine months of 2003 to $276,000 in the same period in 2004 as a result of the Trust's higher net asset balance.

In the first quarter of 2004 the Trust recorded a writedown in its investment in the mobile power modules of $100,000.

Other income decreased $301,000, to an expense of $70,000 for the first nine months of 2004, from income of $231,000 for the same period of 2003. The decrease is a result of the proceeds received in 2003 from the sale of the equipment of one of the idle cogeneration facilities owned by Ridgewood/Massachusetts Power Partners, which had been written off in 2000. In addition, the Trust incurred $56,000 in the current year as a result of a fire at one of its on-site cogeneration facilities.

Equity income from the Providence project increased $457,000 from $442,000 in the first nine months of 2003 to $899,000 in the corresponding period in 2004. The increase can be attributed to the increase in renewable energy credits partially offset by the increase in engine maintenance costs in the current year.

In accordance with SFAS 149, which became effective July 1, 2003, the Trust recorded an unrealized gain of $2,137,000 for the first nine months of 2004 compared to $653,000 for the first nine months of 2003 as a result of an increase in the fair value of its gas purchase contracts.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2004 was $85,000 as compared to cash used of $21,000 for the nine months ended September 30, 2003. The increase in cash flow from operating activities is primarily due to the reduction in the balance due from affiliates.

Cash provided by investing activities for the first nine months of 2004 was $1,654,000 compared to $712,000 for the first nine months of 2003. The increase in cash flow is due to the increase in the distribution received from the Providence project and the $384,000 collected on the sale of the mobile power modules in the current year.

Cash used in financing activities for the first nine months of 2004 was $1,484,000 compared to $792,000 for the first nine months of 2003. The increase in cash used in financing activities is due to the increase in distributions to shareholders, which the Trust resumed paying in the second quarter of 2003.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration from June 30, 2004 to June 30, 2005.

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




                       RIDGEWOOD ELECTRIC POWER TRUST III
                                   Registrant

December 10, 2004                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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



Date: December 10, 2004

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


Date: December 10, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer