Form 10-K
period 2005-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2007-12-14
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________ to _______

Commission file number:  0-23432

RIDGEWOOD ELECTRIC POWER TRUST III
 (Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3264565
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1314 King Street, Wilmington, DE 19801
(Address of Principal Executive Offices, including Zip Code)

(302) 888-7444
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐   No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at September 30, 2007 was 391.8444.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2005 (this “Form 10-K”) being filed by Ridgewood Electric Power Trust III (the “Trust”) contains complete audited financial statements of the Trust for the years ended December 31, 2005, 2004 and 2003 and interim financial information presented for each quarter during those periods. The financial information for the year ended December 31, 2003 and for the quarterly periods ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004 and September 30, 2004 is presented on a restated basis. This Form 10-K is being filed by the Trust in lieu of the Trust separately filing with the United States Securities and Exchange Commission (the “SEC”) (i) its delinquent Annual Reports on Form 10-K for the years ended December 31, 2005 and 2004,  and the Quarterly Reports on Form 10-Q for each of the quarterly periods during the year ended December 31, 2005, and (ii) restatements of its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC for periods commencing on or after January 1, 2003 (the foregoing quarterly and annual reports of the Trust herein collectively are referred to as the “Reports for the Historical Periods” and each such report is referred to herein as a “Report for a Historical Period”). This Form 10-K does not contain financial information, or discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for periods ended prior to January 1, 2003.

This Form 10-K includes the financial and other disclosures required to be made by the Trust in each of the Reports for the Historical Periods. To the extent that a Report for a Historical Period was previously filed with the SEC, the information contained in this Form 10-K amends, restates and supersedes in its entirety the information contained in such report for periods commencing on or after January 1, 2003. Except as noted above, this Form 10-K also includes the financial and other information that would have otherwise been required to have been provided in the Trust’s delinquent Annual Reports on Form 10-K for the years ended December 31, 2004 and 2005 and quarterly reports on Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, had such reports been filed with the SEC.

As previously disclosed in its Form 8-K filed October 11, 2007, (i) the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q and the Trust’s Annual Report on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three and nine-month periods ended September 30, 2004 filed with the SEC (the “Previously Issued Financial Statements”) should no longer be relied upon and (ii) the Previously Issued Financial Statements should be restated to conform to generally accepted accounting principles (“GAAP”). The determination to restate these financial statements and selected financial data was made by the Trust and Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust (the “Managing Shareholder”), as a result of the identification of accounting errors as more fully described in Note 2 to the Consolidated Financial Statements. The Trust has discussed these matters with its independent registered public accounting firm. As these errors were material to the Trust’s consolidated financial statements and selected financial information filed with the SEC, the Trust has concluded that it must restate the consolidated financial statements of such prior periods to correct misstatements therein.

FORM 10-K

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual report on Form 10-K.  The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Trust is a Delaware trust formed on December 6, 1993 to primarily make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2005, the projects in which the Trust then had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 13.8 megawatts (“MW”) and in electric cogeneration projects with total capacity of 14.2MW.

The Trust initiated its private placement offering in January 1994 selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in May 1995 and after payment of offering fees, commissions and investment fees, the Trust had $32.9 million available for investments and operating expenses. As of September 30, 2007, the Trust had 391.8444 Investor Shares outstanding, held by 841 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations. With respect to project investment, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the prior year net asset value of the Trust and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, which costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2005, all of the Trust’s projects are managed by the Managing Shareholder and are either 100% owned by the Trust or owned through investment vehicles that the Trust co-owns with certain affiliated investment Trusts.

Projects and Properties

The following table is a summary of the Trust’s primary investment portfolio as of December 31, 2005 detailing the nature of the business and the portion of the investment owned by the Trust.

Company	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

San Joaquin Project[3]	100%	Leased	Electricity generation	Steel building/ concrete slab

Byron Project[3]	100%	Leased	Electricity generation	Steel building/ concrete slab

Ridgewood Providence[4]	35.7%	Leased	Electricity generation	Steel building/ concrete slab

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	Located in Northern California.

[4]	Co-owned with Ridgewood Electric Power Trust IV (“Trust IV”). The facility is located in Rhode Island.

San Joaquin Project and Byron Project

In January 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P., which owned and operated an 8.5MW electric cogeneration facility located in Atwater, California (the “San Joaquin Project”). The aggregate purchase price was $4.9 million, including transaction costs.

In January 1995, the Trust caused the formation of Byron Power Partners, L.P. in which the Trust owns 100% of the partnership interests.  In January 1995, Byron Power Partners, L.P. acquired a 5.7MW electric cogeneration facility located in Byron, California (the “Byron Project”).  The aggregate purchase price was $2.5 million, including transaction costs.

The Byron Project and the San Joaquin Project (collectively the “Norcals”) are fueled by natural gas and sell their electric output to Pacific Gas & Electric Company (“PG&E”) under power contracts that expire in 2020. Thermal energy from the San Joaquin Project is used to provide steam to an adjacent food processing company under a long-term contract that also expires in 2020. Thermal energy from the Byron Project is used to evaporate brine from oil and gas wells under a long-term contract that also expires in 2020.

The Norcal’s contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index; referred to as the Short Run Avoided Cost Methodology ("SRAC").  Effective August 2001, however, the Norcals entered into amendments to its power contracts, which provided for, among other things, that the Norcals would receive a fixed energy payment (as well as the required capacity payment) for a term of five years, until August 2006.  Upon expiration of the amendment, through the remainder of the term of the contract, the SRAC formula contained in the original contract is to be used to determine the energy price paid by PG&E.

The Norcals entered into agreements with Coral Energy Services, Inc. (“Coral”), a subsidiary of Shell Oil, to procure its natural gas fuel at a fixed price through August 2006.  Coral and the Norcals also had master re-sale agreements, which also expired in August 2006.  Such agreement enabled the Norcals to not take delivery of, and to sell back to Coral, certain amounts of natural gas once predetermined prices have been established. During the contract, the Norcals re-sold gas back to Coral.

The plants are operated and maintained by RPM, on an at-cost basis.

Ridgewood Providence

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture for $20.4 million including the assumption of debt. The assets acquired included a 13.8MW electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island. Ridgewood Providence includes nine reciprocating engine/generator sets, which are fueled by methane gas produced by, and collected from, the landfill. The project has been operating on the site since 1990 and the net electricity generated is sold to New England Power Service Company (“NEP”) under a long-term electricity sales contract. The contract expires in 2020 but becomes a market-rate contract in 2010. The plant is operated and maintained by RPM, on an at-cost basis.

Ridgewood Providence occupies the site and uses the gas from the landfill under the terms of an agreement with the Rhode Island Resource Recovery Corporation (“RIRRC”), a Rhode Island state agency that owns and operates the landfill. Ridgewood Providence subleases a portion of its rights to the landfill gas to Central Gas Limited Partnership (“CGLP”). CGLP operates and maintains a portion of the landfill gas collection system and sells the collected gas to Ridgewood Providence. Ridgewood Providence pays a royalty to RIRRC that is based on its revenue and pays CGLP on a per kilowatt basis. The Ridgewood Providence project qualifies for renewable energy incentives in Massachusetts and Connecticut and a portion of the benefits of these incentives are eligible to be sold to a power marketer under an agreement that continues through 2009.

In December 2002, the Managing Shareholder of the Trust formed Ridgewood Rhode Island Generation LLC (“RRIG”), for the purpose of utilizing the supply of gas from the landfill that is in excess of the quantity that could be used by Ridgewood Providence. The project owned by RRIG reached full operation in October 2005 and has a capacity of 8.5MW. RRIG has rights to gas from the landfill for the purpose of operating the RRIG project. Other than the gas rights granted to RRIG, there is no commercial relationship between RRIG and Ridgewood Providence. The landfill generates significantly more gas than can be utilized by the combined projects of Ridgewood Providence and RRIG.

On August 1, 2003, Ridgewood Providence entered into an Environmental Attribute Agreement with RIRRC and Ridgewood Gas Services, LLC (“RGS”), an affiliate of Ridgewood Providence that provides management services to RIRRC. Pursuant to the terms of the agreement, Ridgewood Providence is required to pay 15% net revenue royalty to RIRRC and RGS which is derived from the sale of Renewable Portfolio Standards Attributes (“RPS Attributes”) and is the only direct cost of the renewable attribute revenue. The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for an extension of an additional ten years.

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the Massachusetts Division of Energy Resources (“DOER”) pursuant to the renewable portfolio standards adopted by Massachusetts. Since Ridgewood Providence has now become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWh”) that are ineligible under Massachusetts standards into the Connecticut market. During 2006, 2005 and 2004, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell its 2007 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of the agreement, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

Ridgewood Providence and the Trust, along with Trust IV and RRIG, are evaluating expanding the generation facilities at the site. If such expansion were to occur, the Trust may make an additional investment in Ridgewood Providence.

Other Investments

Mobile Power Units

In the third quarter of 1999, the Trust purchased, for $1.7 million, five mobile power generating units. Due to the increases in competition and production of newer more efficient generating models, the Trust experienced continued decreases in rental revenue. The Trust decided in 2003 to sell these units; one unit was sold in the fourth quarter of 2003 for proceeds of $171,000 and the remaining units were sold in the second quarter of 2004 for proceeds of $384,000.

On-site Cogeneration Projects

In 1995, the Trust purchased a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers, for an aggregate purchase price of $11.3 million. The Trust then invested an additional $1.4 million for capital improvements. The projects were located in California (18 sites), Connecticut (6 sites), Massachusetts (2 sites), New York (8 sites) and Rhode Island (1 site).  The projects used natural gas fired turbines or reciprocating engines to produce electrical energy and/or heat for industrial uses or air conditioning under a variety of individual customer circumstances. Their energy service agreements had terms expiring between September 1996 and 2011. The Trust shut down all but two of the projects beginning in 2001 through 2003. The remaining projects ceased operations in the fourth quarter of 2006.

In September 1997, the Trust formed a joint partnership, Ridgewood/AES Power Partners, L.P. with AES-NJ Cogen, Inc. (“AES-NJ”) to develop cogeneration projects. During 2003, The Trust sold its interest in the joint partnership for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note"), and a $74,000 interest free note ("interest free note"). The promissory note bore interest at a rate of 10% per annum, and was fully paid monthly over a four year term. The interest free note was repaid over a six month term.

In 2003, the Trust sold the assets of a project located in Fall River, Massachusetts (“Globe”) for $240,000.

Significant Customers and Supplier

During 2005, 2004 and 2003, the Trust’s largest customer, Pacific Gas and Electric Company, accounted for 82%, 87% and 75%, respectively of total revenues. During 2005, 2004 and 2003, the Trust purchased substantially all of its gas from one supplier, Coral.

Business Segments

Power generation is the only business segment within which the Trust manages and evaluates its operations.

Project Feedstock/Raw Materials

The investments of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The cogeneration facilities use natural gas as fuel. Unless contracted for otherwise, the price charged for the gas is based on current market conditions. The landfill facility consists of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Gas is collected from the landfills as it is produced through natural anaerobic digestion of the waste. Ridgewood Providence does not own or operate the landfill but has arrangements with the site owner/operator, which gives the project certain rights, including the right to build the projects, occupy the compounds and use the gas from the landfill. The gas agreement is a long-term agreement running for the expected life of the project and includes provisions for royalty payments from the project to the landfill operator as compensation for the granting of these rights. Royalty payments are calculated as a percent of revenue. The investments of the Trust do not maintain material inventories of raw materials.

Competition

Power generated from the Norcal projects and Ridgewood Providence is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of its finished product.

Government Incentives and Regulation

Ridgewood Providence qualifies for incentives because of its location and use of renewable fuel.

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e., those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by DOER.

In January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the RPS adopted by Massachusetts. Since Ridgewood Providence has been qualified, it has sold to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and are not required to be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

During 2004, Ridgewood Providence also became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 MWh that are ineligible under Massachusetts standards into the Connecticut market.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate. Certain of the insurance carried by the Trust are required by the lenders of certain investee companies.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder maintains offices 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and its phone number is 201-447-9000.

Available Information

The Trust’s shares are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the SEC on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

Where You Can Get More Information

The Trust files annual, quarterly and current reports and certain other information with the SEC. Persons may read and copy any documents the Trust files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation at the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. A copy of any such filings will be provided free of charge to any shareholder upon written request to the Managing Shareholder at its business address - 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

Reports to Shareholders

The Trust does not anticipate providing annual reports to shareholders but will make available upon request copies of the Trust’s periodic reports to the SEC on Form 10-K and on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust has material weaknesses in its disclosure controls and procedures.

Material weaknesses in disclosure controls and procedures have been identified by management of the Trust. These weaknesses primarily relate to the Trust’s inability to complete its reporting obligations on a timely basis as a result of deficient disclosure controls and procedures. See Item 9A. “Controls and Procedures” in this report. The inability of the Trust to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Trust’s ability to conduct its activities and subject the Trust to fines and penalties. Upon further review, the Trust may also determine that it has material weaknesses in its internal control over financial reporting.

The Trust’s Ridgewood Providence business depends on the production of landfill methane from the landfill site on which it operates and access to that gas production.

The electricity production of the Ridgewood Providence project is typically limited by the available amount of landfill methane gas used as fuel by the project. A number of factors influence the amount of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by the landfill operator, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, Ridgewood Providence may not achieve profitable output levels.

The Trust’s Ridgewood Providence business is subject to interruption of its business operations.

The electric generating plant owned by Ridgewood Providence is located on property owned by the landfill from which Ridgewood Providence derives the methane gas to power its plant. If the landfill expands in the direction of the electric generating plant it is possible that the site on which the electric generating plant is located may be included in such expansion. If such an expansion occurs, Ridgewood Providence might have to relocate or abandon the electricity generating plant.  Were this to occur, Ridgewood Providence could face a temporary or permanent loss of the revenues from this plant.

The operations of the Trust have limited capital, limited access to new capital and have obligations to third parties for borrowed money.

The Trust’s investments, but not the Trust itself, have in the past utilized debt financing. Debt financing could increase the variability of results and could increase the financial risk of the Trust. In such cases, the rights of the Trust to the cash flow of the projects would typically be subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from its investments.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

This area of risk is inherently difficult to predict but could include matters such as emission control changes. Such changes could increase costs at affected projects or prevent certain projects from operating.

Ridgewood Providence derives a significant portion of its income from renewable energy incentive programs sponsored by state governments. Should states reduce, eliminate or change the compliance requirements for these programs, such changes could have a materially adverse impact on the financial performance of the Trust’s investment in Ridgewood Providence.

The Trust may become involved in litigation.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Trust to be remote. However, the Trust could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Trust. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have severe restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

The Trust’s shares are illiquid investments. There is currently no market for these shares and one is not likely to develop. Because there may be only a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the Trust’s Declaration of Trust and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither the Trust nor the Managing Shareholder will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the Declaration of Trust and applicable law, and all such sales or transfers require the Trust’s consent, which it may withhold at its sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

Shareholders are not permitted to participate in the Trust’s management or operations and must rely exclusively on the Managing Shareholder.

Shareholders have no right, power or authority to participate in the Trust’s management or decision making or in the management of the Trust’s projects. The Managing Shareholder has the exclusive right to manage, control and operate the Trust’s affairs and business and to make all decisions relating to its operation.

The Trust’s assets are generally illiquid and any disposition of Trust assets is at the discretion of the Managing Shareholder.

The Trust’s interest in projects is illiquid. However, if the Trust were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the project or interest being sold, the number of potential purchasers and the economics of any bids made by them. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

The Trust indemnifies its officers, as well as the Managing Shareholder and its employees, for certain actions taken on its behalf. Therefore, the Trust has limited recourse relative to these actions.

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the Trust from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

The Managing Shareholder is entitled to receive a management fee regardless of the Trust’s profitability and also receives cash distributions.

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of the Trust's prior year net asset value. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

Cash distributions are not guaranteed and may be less than anticipated or estimated.

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Trust borrowings, if any, or to the Trust’s other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

Because the Managing Shareholder manages other electricity generation and infrastructure trusts, it may have conflicts of interest in its management of the Trust’s operations.

Shareholders will not be involved in the management of the Trust’s operations. Accordingly, they must rely on the Managing Shareholder’s judgment in such matters. Inherent with the exercise of its judgment, the Managing Shareholder will be faced with conflicts of interest. While neither the Trust nor the Managing Shareholder have specific procedures in place in the event of any such conflicting responsibilities, the Managing Shareholder recognizes that it has fiduciary duties to the Trust in connection with its position and responsibilities as Managing Shareholder and it intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Managing Shareholder and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all parties affected by any such conflicts of interest. However, the Managing Shareholder is not liable to the Trust for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

TAX RISKS ASSOCIATED WITH AN INVESTMENT IN SHARES

The Trust is organized as a Delaware trust and the Managing Shareholder has qualified the Trust as a partnership for federal tax purposes. The principal tax risks to shareholders are that:

•	The Trust may recognize income taxable to the shareholders but may not distribute enough cash to cover the income taxes owed by shareholders on the Trust’s taxable income.

•	The allocation of Trust items of income, gain, loss, and deduction may not be recognized for federal income tax purposes.

•
All or a portion of the Trust’s expenses could be considered either investment expenses (which would be deductible by a shareholder only to the extent the aggregate of such expenses exceeded 2% of such shareholder’s adjusted gross income) or as nondeductible items that must be capitalized.

•
All or a substantial portion of the Trust’s income could be deemed to constitute unrelated business taxable income, such that tax-exempt shareholders could be subject to tax on their respective portions of such income.

•	If any Trust income is deemed to be unrelated business taxable income, a shareholder that is a charitable remainder trust could have all of its income from any source deemed to be taxable.

•	All or a portion of the losses, if any, allocated to the shareholders will be passive losses and thus deductible by the shareholder only to the extent of passive income.

•	The shareholders could have capital losses in excess of the amount that is allowable as a deduction in a particular year.

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax.

The IRS may audit the Trust’s tax returns. Any audit issues will be resolved at the Trust level by the Managing Shareholder. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of the shareholders, which may require payment of additional taxes, interest, and penalties. An audit of the Trust’s tax return may result in the examination and audit of a shareholder’s return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder’s return that are unrelated to the Trust’s operations. Each shareholder bears the expenses associated with an audit of that shareholder’s return.

In the event that an audit of the Trust by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the underpayment and may be subject to substantial penalties.

The tax treatment of the Trust cannot be guaranteed for the life of the Trust. Changes in laws or regulations may adversely affect any such tax treatment.

Deductions, credits or other tax consequences may not be available to shareholders. Legislative or administrative changes or court decisions could be forthcoming which would significantly change the statements herein. In some instances, these changes could have substantial effect on the tax aspects of the Trust. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect some of the tax consequences of the Trust.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”, under the heading “Projects and Properties”.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and the other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000. Discovery is ongoing and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of September 30, 2007 and December 31, 2005, 2004 and 2003, there were 841, 831, 831 and 832 holders of Investor Shares, respectively.

Dividends

Trust distributions for the three years ended December 31, 2005 were as follows (in thousands, except per share data):

	2005	2004	2003
Distributions to Investors	$1,929	$2,155	$1,176
Distributions per Investor Share	4,900	5,500	3,000
Distributions to Managing Shareholder	20	22	12

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods. For further discussion, see Note 2 to the Trust’s Consolidated Financial Statements included in this Form 10-K.

	December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
			(Restated)
Consolidated Statement of Operations Data:
Revenues	$4,205	$5,594	$5,909	$7,849	$6,383
Net income (loss)	1,353	1,817	2,259	(1,356)	(1,482)
Net income (loss) per Investor Share	3,418	4,592	5,707	(3,462)	(3,783)

Consolidated Balance Sheet Data:
Plant and equipment, net	$3,594	$4,585	$5,016	$6,632	$7,863
Total assets	13,739	14,453	14,875	15,589	17,481
Total liabilities	107	304	372	1,316	1,851
Shareholders' equity	13,632	14,149	14,503	14,273	15,630

Quarterly financial information is derived from unaudited financial data, which, in the opinion of management, reflects all adjustments, which are necessary to present fairly the results for such interim periods. It is suggested that the quarterly financial data be read in conjunction with the financial statements and the notes thereto included in this Form 10-K.

	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands, except per share data)	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$4,068	$4,269	$4,843	$1,750	$1,791	$2,137
Net income (loss)	2,817	2,314	2,238	2,349	1,073	(189)
Net income (loss) per Investor Share	7,119	5,847	5,655	5,936	2,710	(476)

(in thousands)	September 30,
	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$4,268	$4,699	$5,188
Total assets	16,054	15,648	15,405
Total liabilities	572	315	530
Shareholders' equity	15,482	15,333	14,875

	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands, except per share data)	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$2,318	$2,478	$2,706	$1,354	$1,380	$1,742
Net income (loss)	468	1,241	2,427	(190)	562	1,390
Net income (loss) per Investor Share	1,183	3,136	6,131	(479)	1,422	3,547

(in thousands)	June 30,
	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$4,373	$4,807	$6,098
Total assets	14,375	15,772	16,336
Total liabilities	846	818	877
Shareholders' equity	13,529	14,954	15,459

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004	2003
		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$964	$1,097	$964
Net income	658	679	1,037
Net income per Investor Share	1,662	1,712	2,621

(in thousands)	March 31,
	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$4,479	$4,910	$6,243
Total assets	14,831	15,160	15,192
Total liabilities	717	374	728
Shareholders' equity	14,114	14,786	14,464

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Restatement of Financial Statements

As previously disclosed in its Form 8-K filed with the SEC on October 11, 2007, the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q and the Trust’s Annual Report on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three and nine-month periods ended September 30, 2004 previously filed by the Trust with the SEC should no longer be relied upon and that those financial statements should be restated to conform to generally accepted accounting principles. The determination to restate these financial statements and selected financial data was made by the Trust and the Managing Shareholder of the Trust, as a result of the identification of accounting errors as more fully described in Note 2 to the Consolidated Financial Statements. Accordingly, this Annual Report on Form 10-K contains restated financial statements for the periods mentioned above.

Overview

The Trust is a Delaware trust formed on December 6, 1993 to primarily make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2005, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 13.8MW and in electric cogeneration projects with total capacity of 14.2MW.

The Trust’s consolidated financial statements include the Trust’s 35.7% interest in Ridgewood Providence, which is accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment. The remaining 64.3% of Ridgewood Providence is owned by Trust IV.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following deliveries. Final billings do not vary significantly from estimates.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

Plant and Equipment

Plant and equipment, consisting principally of electrical generating equipment, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 20 years.

Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

Gas Contracts

In August 2001, subsidiaries of the Trust entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into amendments fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated these derivatives as non-hedge instruments. Accordingly, the value of the contracts based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contracts are reflected as a component of cost of revenues in the consolidated statements of operations.

Management Fee

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest. Any waived management fees and interest are deemed capital contributions at the time of waiver.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations and Changes in Financial Condition

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues decreased approximately $1.4 million, or 24.8%, from $5.6 million in 2004 to $4.2 million in 2005. This decrease was primarily due to a decrease in revenues of $1.2 million from the Norcal projects and $0.2 million from two cogeneration facilities which were shut down in 2005 due to the expiration of their contracts.

Cost of revenues decreased by $1.6 million, or 37%, from $4.3 million in 2004 to $2.7 million in 2005 primarily due to lower cost of revenues at the Norcals resulting from the derivative accounting for its gas contract as natural gas prices increased during the year, partially offset by higher maintenance expenses of $0.2 million and other related productions cost increases of $0.2 million.

Gross profit increased by $0.2 million, or 15.3%, from $1.3 million in 2004 to $1.5 million in 2005. This increase was primarily due to derivative accounting for its gas contracts as natural gas prices increased during the year.

General and administrative expenses increased by $85,000 from $0.2 million in 2004 to $0.3 million in 2005. The increase was primarily attributable to an increase of $0.1 million in accounting fees during 2005.

In 2005, the Trust recorded an impairment of $0.6 million related to its remaining co-generation projects purchased from EUA.  In 2004, the Trust recorded an impairment of $0.1 million related to its mobile power modules. The Trust records impairment of plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

In 2005, the Trust recorded equity income of $1 million from its investment in Ridgewood Providence compared to $1.2 million in 2004. The decrease in equity income of approximately $0.2 million was primarily due to lower revenue at Ridgewood Providence from less production in 2005.

Total assets at December 31, 2005 decreased by $0.8 million, from $14.5 million at December 31, 2004 to $13.7 million at December 31, 2005, primarily due to decreases of $1 million in plant and equipment and $0.4 million in investments.  The decrease in plant and equipment was due to the impairment of the remaining EUA projects of $0.6 million and depreciation of $0.4 million.  The decrease in investments was due to distributions from investments of $1.5 million, which exceeded equity in income of investments by approximately $0.4 million.  Total liabilities decreased $0.2 million from $0.3 million at December 31, 2004 to $0.1 million at December 31, 2005, primarily due to decreases of $79,000 in due to affiliates and $0.1 million in accounts payable and accrued expenses.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues decreased $0.3 million, or 5.3%, to $5.6 million in 2004 compared to $5.9 million in 2003. This decrease was primarily due to a decrease of $0.6 million in cogeneration revenues as a result of shutting down various cogeneration facilities, as well as decreases of $0.1 million in San Joaquin Project revenues and $22,000 in Byron Project revenues.

Cost of revenues for 2004 was $4.3 million as compared to $3.7 million for 2003, an increase of $0.6 million, or 14.8%. The increase was primarily due to the change in natural gas prices partially offset by an increase in cogeneration production costs.

Gross profit decreased by $0.9 million to $1.3 million in 2004 as compared to $2.2 million in 2003. The decrease was due primarily to the decrease in revenue from 2003 to 2004.

Other income for the year ended December 31, 2003 includes $0.2 million of proceeds from the sale of equipment from cogeneration projects that were previously written down to zero.

In 2004, the Trust recorded equity income of $1.2 million from its investment in Ridgewood Providence compared to $0.6 million in 2003. The increase was primarily due to higher renewable attribute revenues for 2004 as compared to 2003.

Total assets decreased approximately $0.4 million from $14.9 million at December 31, 2003 to $14.5 million at December 31, 2004. This decrease was primarily due to decreases of $0.5 million in assets held for sale related to the mobile power modules and $0.1 million in due from affiliates, partially offset by an increase of $1 million in gas forward contracts. Total liabilities decreased $68,000 from $0.4 million at December 31, 2003 to $0.3 million at December 31, 2004, primarily due to a decrease of $55,000 in accounts payable and accrued expenses.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Revenues decreased $0.2 million, or 4.7%, from $4.3 million for the nine months ended September 30, 2004 to $4.1 million for the same period in 2005. This decrease was primarily due to a decrease of $0.2 million in cogeneration revenues.

Cost of revenues for the nine months ended September 30, 2005 was $1.6 million as compared to $2.3 million for the same period in 2004, a decrease of $0.7 million, or 29.6%. This decrease was primarily due to a decrease of $0.3 million in cogeneration facilities expenses, $0.1 million reduction in maintenance expense and a decrease of $0.1 million in fuel expense at the San Joaquin facility for the first nine months of 2005.

Gross profit increased approximately $0.4 million to $2.4 million for the nine months ended September 30, 2005 as compared to $2 million for the same period in 2004.  This increase was due to decreased cogeneration facilities expenses, maintenance costs and fuel expenses.

Total assets at September 30, 2005 were $16.1 million, an increase of $1.6 million from the December 31, 2004 balance of $14.5 million. This increase was primarily due to the increase of $1.7 million in gas forward contracts arising from increased prices of natural gas, $0.4 million in investments, $0.3 million in accounts receivable, partially offset by a decrease of $0.3 million in plant and equipment due to annual depreciation of the assets. Total liabilities increased approximately $0.3 million from $0.3 million at December 31, 2004 to $0.6 million at September 30, 2005 primarily due to increases of $0.1 million in due to affiliates and $0.1 million in accounts payable and accrued expenses.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenues decreased approximately $0.5 million, or 11.9%, from $4.8 million for the nine months ended September 30, 2003 as compared to $4.3 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease of $0.9 million in cogeneration facilities revenues in the first nine months of 2004.

Cost of revenues for the nine months ended September 30, 2004 was $2.3 million as compared to $2.8 million for the same period in 2003.  The decrease of $0.5 million was primarily due to a decrease in cost of revenues at the Byron facility of $0.3 million, increased natural gas prices, the impact of which reduced cost of revenues by $0.4 million, and a decrease in cogeneration facilities expense of $0.3 million in 2004.

Gross profit decreased by $0.1 million from $2.1 million for the nine months ended September 30, 2003 as compared to $2 million for the same period in 2004. This decrease was primarily due to reduced cogeneration revenues in the 2004 period as compared to the 2003 period.

For the nine months ended September 30, 2004, the Trust recorded equity income of $0.9 million from its investment in Ridgewood Providence as compared to $0.4 million in the 2003 period. The increase in equity income of $0.5 million was primarily due to higher renewable attribute revenues at Ridgewood Providence.

For the nine months ended September 30, 2003, the Trust recorded $0.2 million of other operating income resulting from the sale of cogeneration equipment that was previously written down to zero.

Total assets at September 30, 2004 were $15.6 million, an increase of approximately $0.7 million from the December 31, 2003 balance of $14.9 million. This increase was primarily due to increases of $1.7 million in gas forward contracts due to increased natural gas prices and $0.2 million in accounts receivable partially offset by decreases of $0.2 million in due from affiliates, $0.3 million in plant and equipment and $0.3 million in investments. Total liabilities decreased $57,000 from $0.4 million at December 31, 2003 to $0.3 million at September 30, 2004.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues decreased $41,000, or 2.3%, to $1.8 million in the third quarter of 2005 as compared to $1.8 million for the third quarter of 2004. This decrease was primarily due to a decrease of $66,000 in cogeneration facilities revenue.

Cost of revenues for the third quarter of 2005 was a credit of $0.5 million, a decrease of approximately $1.5 million as compared to $1 million in the third quarter of 2004. The decrease was primarily due to a greater increase in natural gas prices in the third quarter of 2005 compared to the increase in the third quarter of 2004.

Gross profit increased approximately $1.4 million to $2.2 million for the three months ended September 30, 2005 as compared to $.0.8 million for the same period in 2004.  This increase was due to increased natural gas prices in 2005.

General and administrative expenses increased $36,000 to $47,000 in the third quarter of 2005 as compared to $11,000 in the same period in 2004, primarily attributable to an increase in accounting fees.

For the three months ended September 30, 2005, the Trust recorded a decrease of $0.1 million in equity income from $0.3 million from its investment in Ridgewood Providence as compared to $0.4 million for the three months ended September 30, 2004. The decrease in the equity in income was primarily due to decreased revenues and increased general and administrative expenses in the 2005 period as compared to the 2004 period.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues decreased $0.3 million, or 16.2%, to $1.8 million in the third quarter of 2004 as compared to $2.1 million for the same quarter in 2003.  This decrease was primarily due to a decrease in cogeneration revenues.

Cost of revenues for the 2004 period was $1 million as compared to $2.3 million for the 2003 period, a decrease of $1.3 million, or 57.1%. The decrease was primarily due to increased natural gas prices in the third quarter of 2004.

Gross profit increased by $0.9 million from a loss of $0.1 million for the three months ended September 30, 2003 as compared to profit of $0.8 million for the same period in 2004. This increase was primarily due to increased natural gas prices in 2004.

During the third quarter of 2003, the Trust recorded $88,000 of impairment of equipment related to the mobile power modules.

For the three months ended September 30, 2004, the Trust recorded equity income of $0.4 million from its investment in Ridgewood Providence as compared to $0.1 million in the 2003 period. The increase in the equity income of $0.3 million was primarily due to the higher renewable attribute revenues at Ridgewood Providence.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues decreased $0.2 million, or 6.5%, from $2.5 million for the six months ended June 30, 2004 as compared to $2.3 million for the six months ended June 30, 2005. The decrease was primarily due to shutting down two cogeneration facilities as a result of the expiration of their sales contracts.

Cost of revenues increased approximately $0.8 million, or 54.8%, from $1.3 million for the six months ended June 30, 2004 as compared to $2.1 million for the six months ended June 30, 2005. The increase was primarily due to the rate of increase in natural gas prices slowing in 2005.

Gross profit decreased by $0.9 million from $1.1 million for the six months ended June 30, 2004 as compared to $0.2 million for the same period in 2005. This decrease was primarily due to increased cost of revenues arising from the rate of increase in natural gas prices slowing in 2005 compared to 2004.

Total assets at June 30, 2005 were $14.4 million, a decrease of $0.1 million from the December 31, 2004 balance of $14.5 million. Total liabilities increased $0.5 million from $0.3 million at December 31, 2004 to $0.8 million at June 30, 2005. This increase was primarily the result of increases of $0.5 million in due to affiliates and $68,000 in accounts payable and accrued expenses.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Revenues decreased $0.2 million, or 8.4%, to $2.5 million for the six months ended June 30, 2004 compared to $2.7 million for the first six months of 2003. This decrease was primarily due to a decrease in cogeneration facilities revenues of $0.6 million in the first six months of 2004 as compared to the six months ended June 30, 2003.

Cost of revenues increased approximately $0.8 million to $1.3 million for the six months ended June 30, 2004 from $0.5 million for the same period in 2003. The increase was primarily due to higher natural gas prices.

Gross profit decreased by $1.1 million from $2.2 million for the six months ended June 30, 2003 as compared to $1.1 million for the same period in 2004. This decrease was primarily due to decreased cogeneration facilities revenues of $0.6 million in 2004 and higher natural gas prices in 2004.

In the first half of 2004, the Trust recorded equity income of $0.5 million from its investment in Ridgewood Providence as compared to $0.3 million in the 2003 period. The increase in equity income of $0.2 million was primarily due to the higher renewable attribute revenues at Ridgewood Providence in 2004 as compared to 2003.

Total assets at June 30, 2004 were $15.8 million, an increase of $0.9 million from the December 31, 2003 balance of $14.9 million. The increase was caused by increases in cash and cash equivalents of $0.4 million, $0.3 million in accounts receivable, $1.3 million increase in gas forward contracts due to increased natural gas prices and $0.5 million in investments, partially offset by decreases of $0.6 million in due from affiliates, $0.2 million in plant and equipment, and $0.5 million in assets held for sale. Total liabilities increased $0.4 million from $0.4 million at December 31, 2003 to $0.8 million at June 30, 2004, primarily due to an increase in due to affiliates of $0.5 million, partially offset by a decrease in accounts payable and accrued expenses of $14,000.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenues remained flat at $1.4 million for both the 2005 and 2004 periods.

Cost of revenues for the quarter ended June 30, 2005 increased approximately $0.7 million to $1.6 million from $0.9 million in the 2004 period. The increase was primarily due to a temporary decline in natural gas prices during the 2005 quarter.

Gross profit decreased by $0.7 million from $0.5 million for the six months ended June 30, 2004 as compared to a loss of $0.2 million for the same period in 2005. This decrease was primarily due to increased cost of revenues arising from the rate of increase in natural gas prices slowing in 2005 as compared to 2004.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Revenues decreased approximately $0.3 million, or 20.8%, to $1.4 million in the second quarter of 2004 as compared to $1.7 million in the second quarter of 2003. This decrease was primarily due to the decrease in cogeneration facilities revenues.

Cost of revenues for the three months ended June 30, 2004 was $0.9 million compared to $0.3 million for the same period in 2003.  The increase of $0.6 million was primarily due to the effect of the change in the market price of natural gas.

Gross profit decreased by $1.0 million from $1.4 million for the six months ended June 30, 2003 as compared to approximately $0.4 million for the same period in 2004. This decrease was primarily due to a decrease in revenue of $0.4 million and by the effect of change in the market price of natural gas.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues in the first quarter of 2005 of $1 million decreased by $0.1 million, or 12.1%, from revenues of $1.1 million in the first quarter of 2004.  This decrease was primarily due to a decrease in cogeneration facilities revenues.

Gross profit decreased by $0.2 million from $0.7 million for the three months ended March 31, 2004 as compared to $0.5 million for the same period in 2005. This decrease was primarily due to decreased cogeneration revenue and increased cost of revenues caused in turn by the rate of increase in natural gas prices slowing in 2005 as compared to 2004.

For the first quarter of 2005, the Trust recorded equity income of $343,000 from its investment in Ridgewood Providence as compared to $281,000 for the same period in 2004, an increase of $62,000, primarily due to a decrease of cost of revenues for Ridgewood Providence.

Total assets at March 31, 2005 were $14.8 million, an increase of approximately $0.3 million from the December 31, 2004 balance of $14.5 million. Total liabilities increased $0.4 million from $0.3 million at December 31, 2004 to $0.7 million at March 31, 2005. This increase in total liabilities was primarily due to increases of $0.2 million in due to affiliates and $0.2 million in accounts payable and accrued expense.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenues increased $0.1 million, or 13.9%, to $1.1 million in the first quarter of 2004 as compared to $1 million in the first quarter of 2003. The increase was primarily due to an increase of $0.3 million in Norcal revenue partially offset by a $0.2 million decrease in cogeneration facilities revenues.

Cost of revenues for the three months ended March 31, 2004 was $0.4 million as compared to $0.2 million for the same period in 2003. The increase of approximately $0.2 million was primarily due to the effect of the change in the market price of natural gas.

Gross profit decreased by $0.1 million from $0.8 million for the three months ended March 31, 2003 as compared to $0.7 million for the same period in 2004. This decrease was primarily due to the decreased cost of revenues partially offset by an increase in revenues.

Total assets at March 31, 2004 were $15.2 million, an increase of $0.3 million from the December 31, 2003 balance of $14.9 million. This increase was primarily due to increases of $0.8 million in gas forward contracts due to increases in the price of natural gas and $0.3 million in investments, partially offset by a decrease in due from affiliates of $0.6 million. Total liabilities remained flat at $0.4 million at March 31, 2004 and December 31, 2003.

Liquidity and Capital Resources

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $0.3 million, an increase of $0.2 million from December 31, 2004. The cash flows for 2005 consisted of $2.1 million provided by operating activities and $1.9 million used in financing activities.

In 2005, the Trust’s operating activities provided cash of $2.1 million as compared to $1.9 million in 2004, an increase of $0.2 million, primarily due to increased cash flows from ongoing operations.

In 2005, investing activities provided $31,000 from collection from a note receivable.  In 2004, cash provided by investing activities was $0.4 million, which is the net of proceeds of $0.4 million related to the sale of it mobile power modules, capital expenditures of $34,000 and collections from a note receivable of $45,000.

In 2005, the Trust used $1.9 million in financing activities as compared to $2.2 million in 2004, both of which were cash distributions to shareholders.

Year ended December 31, 2004 compared to the year ended December 31, 2003

At December 31, 2004, the Trust had cash and cash equivalents of $0.1 million, an increase of $74,000 from December 31, 2003. The cash flows for the year 2004 consisted of $1.9 million provided by operating activities, $0.4 million provided by investing activities and $2.2 million used in financing activities.

In 2004, the Trust’s operating activities provided cash of $1.9 million as compared to $0.5 million in 2003, an increase of approximately $1.4 million primarily due to a decrease in amounts used to pay down accounts payable of $0.6 million and due to affiliates of $0.9 million.

In 2004, investing activities provided cash of $0.4 million compared to $0.3 million in 2003, an increase of approximately $0.1 million. The increase in cash provided was primarily due to an increase in proceeds related to the sale of investments in 2004 as compared to 2003.

In 2004, the Trust used $2.2 million in financing activities as compared to $1.2 million in 2003, both of which were distributions to shareholders.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

At September 30, 2005, the Trust had cash and cash equivalents of $0.4 million, an increase of $0.3 million from December 31, 2004. The cash flows for the first nine months of 2005 were $1.8 million provided by operating activities and $1.5 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2005 was $1.8 million as compared to $1.3 million for the nine months ended September 30, 2004. The increase in cash flow from operating activities in the first nine months of 2005 as compared to the same period in 2004 was primarily due to an increase of $0.7 million in net due to from affiliates.

Cash used in financing activities was $1.5 million for both the 2005 and 2004 periods, which was comprised of cash distributions to shareholders.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

At September 30, 2004, the Trust had cash and cash equivalents of $0.3 million, an increase of $0.3 million from December 31, 2003. The cash flows for the first nine months of 2004 were $1.3 million provided by operating activities, $0.4 million used in investing activities and $1.5 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2004 was $1.3 million as compared to $0.5 million for the nine months ended September 30, 2003. The increase in cash flow was primarily due to a decrease in cash used to pay accounts payable of $0.6 million.

Cash provided by investing activities was $0.4 million during the first nine months of 2004 as compared to $0.2 million in the first nine months of 2003.  The increase of approximately $0.2 million is primarily due to increased proceeds from sale of equipment.

Cash used in financing activities for the first nine months of 2004 was $1.5 million compared to $0.8 million for the first nine months of 2003. The increase in cash used in financing activities was due to increased distributions to shareholders.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

At June 30, 2005, the Trust had cash and cash equivalents of $0.3 million, an increase of approximately $0.2 million from December 31, 2004. The increase was the result of $1.2 million provided by operating activities and $1.1 million used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2005 was $1.2 million as compared to $0.8 million for the six months ended June 30, 2004. The increase in cash flow was primarily due to distributions from investments of $0.4 million in the six months ended June 30, 2005.

Cash used in financing activities for the first half of 2005 was $1.1 million as compared to $0.8 million for the first half of 2004, both of which were due to distributions to shareholders.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

At June 30, 2004, the Trust had cash and cash equivalents of $0.4 million, an increase of $0.4 million from December 31, 2003. The increase was the result of $0.8 million provided by operating activities, $0.4 million provided by investing activities and $0.8 million used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2004 was $0.8 million as compared to cash used of $0.5 million for the six months ended June 30, 2003. The increase in cash provided by operating activities was primarily due to an increase in due to from affiliates of $1 million and a decrease of $0.5 million in cash used to pay accounts payable.

Cash provided by investing activities was $0.4 million during the first six months of 2004 as compared to $0.1 million in the first six months of 2003. The increase in cash was primarily due to the disposal of the mobile power units in 2004.

Cash used in financing activities for the first half of 2004 was $0.8 million as compared to $0.4 million in the first half of 2003, both of which were distributions to shareholders.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

At March 31, 2005, the Trust had cash and cash equivalents of $1,000, a decrease of $0.1 million from December 31, 2004. The decrease was primarily the result of $0.6 million provided by operating activities and $0.7 million used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2005 was $0.6 million as compared to cash provided of $0.4 million for the three months ended March 31, 2004. The increase in cash flow in the 2005 period compared to 2004 period was primarily due to an increase in accounts payable.

Cash used in financing activities for the first quarter of 2005 was $0.7 million compared to $0.4 million in the first quarter of 2004. In the first quarter of each of 2005 and 2004, cash used in financing activities represents cash distributions to shareholders.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

At March 31, 2004, the Trust had cash and cash equivalents of $63,000, an increase of $17,000 from December 31, 2003. The increase was the result of $0.4 million provided by operating activities, $15,000 provided by investing activities and $0.4 million used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2004 was $0.4 million compared to cash used of $0.3 million for the three months ended March 31, 2003. The increase of $0.7 million in cash flows from operating activities was primarily the result of increases in due to affiliates and accounts payable.

Cash used in financing activities for the first quarter of 2004 was $0.4 million compared to none in the first quarter of 2003. In the first quarter of 2004, cash used in financing activities represents cash distributions to shareholders.

Off-Balance Sheet Arrangements

In connection with the gas supply contracts at the Norcals, the Trust has issued two standby letters of credit totaling $350,000 at December 31, 2005. These letters of credit expired in August 2006.

Contractual Obligations and Commitments

At December 31, 2005, the Trust’s contractual obligations are as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years

Ground operating leases	$2,655	$173	$346	$346	$1,790
Gas forward contracts, net	837	837	-	-	-

Total	$3,492	$1,010	$346	$346	$1,790

The gas forward contracts require the Norcals to purchase minimum quantities of natural gas through August 2006. Amounts reflected above are net of agreements to resell the purchased gas back to the Norcals’ supplier.

Recent Accounting Pronouncements

SFAS 143 and FIN 47

 In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on its consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements. The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on its consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on its consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle. The Trust adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K filed with the SEC on June 14, 2006, the Managing Shareholder of the Trust dismissed Perelson Weiner as the Trust’s independent registered public accountants effective June 8, 2006. Perelson Weiner was engaged as the independent accountants of the Trust as of January 14, 2004 after the Trust dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants, as reported on a Form 8-K filed by the Trust with the SEC on January 20, 2004.

For the period January 14, 2004 through June 8, 2006, there were no (1) disagreements with Perelson Weiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, other than as follows:

A. Disagreements

1.
The Trust did not record the fair value of the thermal energy provided to a landlord pursuant to contractual arrangements. Perelson Weiner identified adjustments that would result in the Trust recording thermal sales for the thermal energy provided to the landlord for the year ended December 31, 2004, which Perelson Weiner estimated to have a market value of $546,642 for such year, and recording a corresponding rent expense increase of the same amount. This change would have no impact on the net income of the Trust for the year ended December 31, 2004.

2.
The Trust recorded power generation revenue and fuel expense for certain pass-through arrangements between two subsidiaries of the Trust and the steam costs of two projects. Perelson Weiner identified adjustments which would eliminate the power generation revenue and fuel expense which the Trust recognized for these projects of $976,823 for the year ended December 31, 2004. This change would have no impact on the net income of the Trust for the year ended December 31, 2004.

3.
Perelson Weiner has identified an inconsistency relating to the Trust’s allocation in the consolidated financial statements of net income (loss) between the Managing Shareholder and other shareholders of the Trust and the terms of the Amended Declaration of Trust. This change would have no impact on the amount or location of cash distributions of the Trust to its shareholders.

B. Reportable Events

Perelson Weiner identified the following material deficiencies in disclosure controls and procedures, which are reportable events: (i) a lack of automation and integration in the Trust’s accounting and financial reporting software, which caused the Trust to be unable to timely comply with its financial reporting responsibilities, (ii) a lack of sufficient personnel with relevant experience to maintain and operate the Trust’s accounting and financial reporting software and to develop and administer additional disclosure controls and procedures to enable the Trust to comply on a timely basis with its financial reporting obligations, and (iii) disclosure controls and procedures that were insufficient to enable the Trust to meet its financial reporting and disclosure obligations in an accurate and timely manner.

See Note 2 to the Trust’s consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of restatements to its previously issued financial statements.

For the year ended December 31, 2002 and for the period through January 14, 2004, there were no (1) disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

As reported on a Form 8-K filed on July 13, 2006, the Managing Shareholder of the Trust appointed Grant Thornton LLP as the Trust’s independent registered public accounting firm effective July 12, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2003 and for each quarter through September 30, 2004 and such reviews revealed no material weaknesses in the Trust’s disclosure controls and procedures. Additional reviews were conducted as of the end of each of the periods ended December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. These additional reviews indicated material weaknesses, of which the following continue to exist as material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies, over both foreign and US operations, that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act. Additionally, upon further examination of the Trust’s previously issued financial statements, various accounting errors were identified. As reported under Item 4.02 of the Form 8-K filed by the Trust on October 11, 2007, management of the Trust concluded that the Trust’s previously issued financial statements for the periods ended March 31, 2003 and thereafter should no longer be relied upon and should be restated to correct for identified errors detected by management.

The primary cause of the above weaknesses was a lack of sufficiently qualified personnel. The Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

•
In August 2006, engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and implementation of recommended procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

The Trust also concluded as part of the reviews subsequent to September 30, 2004, that it had material weaknesses regarding system automation and identification of material transactions. The Trust also believes that as of December 31, 2005, it has implemented changes in internal control to address those weaknesses. As a result of the implemented controls, the Trust no longer considers those items to be material weaknesses.

The Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of each of the periods covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of each of the periods covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

ITEM 9B.  OTHER INFORMATION; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; DEFAULTS UPON SENIOR SECURITIES

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust’s Managing Shareholder, Ridgewood Renewable Power, LLC, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 48
Executive Vice President and Chief Financial Officer (1)	2005

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust since January 2006 and served as Chief Operating Officer of the Trust from January 2004 until January 2006. Mr. Holmes has also served as the President and Chief Operating Officer of the Managing Shareholder, and affiliated Power Trusts and LLCs since January 2004. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President of the Trust, the Managing Shareholder, and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

Douglas R. Wilson served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from April 2005 until May 2007. Mr. Wilson continues to serve the Managing Shareholder as Executive Vice President and Chief Development Officer. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the trusts and entities managed by Ridgewood Capital LLC. From May of 2002, until its sale in 2007, Mr. Wilson has served as a Director, CEO and Finance Director for CLPE Holdings. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania.

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust to not have a nominating or compensation committee.

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust (the “Management Agreement”). Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder is also responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions”.

Each investor in the Trust consented to the terms and conditions of the Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days prior notice by a majority in interest of the shareholders or the Managing Shareholder. The Management Agreement is subject to amendment by the parties upon the approval of a majority in interest of the investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Randall D. Holmes, Robert E. Swanson, Douglas R. Wilson, Daniel V. Gulino and Robert L. Gold during the years ended December 31, 2005, 2004 and 2003 as they each failed to timely file Form 3. All such required reports have since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

The Managing Shareholder is entitled to receive management fees from the Trust and may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2005 (no person owns more than 5%) by:

•	each executive officer (there are no directors) of the Trust; and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at December 31, 2005. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1	*
Executive officers as a group	1	*

*           Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Trust’s Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trusts’ prior year net asset value which equaled $354,000 $363,000 and $336,000 for the years ended December 31, 2005, 2004 and 2003, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2005, 2004 and 2003, the Trust accrued interest expense of $7,000, $6,000 and $5,000, respectively, on accrued but unpaid management fees. The interest accrued was waived by the Managing Shareholder and recorded as capital contribution in the period waived.  Additionally, the Managing Shareholder waived $72,000 of the 2005 management fee, which was also recorded as contributed capital.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2005, 2004 and  2003, RPM charged the projects approximately $250,000, $248,000 and $270,000, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the Trust projects approximately $3,669,000, $4,690,000 and $5,430,000, respectively, for all of the direct operating and non-operating expenses incurred during such periods.

The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $20,000, $22,000 and $12,000 for each of the three years ended December 31, 2005, 2004 and 2003, respectively. The Trust has not yet reached Payout.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003

Audit Fees*	$167	$133	$133
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$167	$133	$133

* These fees are being borne by the Managing Shareholder.

The above table excludes fees for services rendered by Perelson Weiner LLP, the Trust’s original principal accountant for the Trust’s 2003 audit. Total fees for services rendered by Perelson Weiner LLP for the Trust’s original 2003 audit and for 2003 tax services total $35,000 and $38,000, respectively.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Financial Statements on page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.			Description

3	(i)(A)		Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994).

3	(i)(B)	*	Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003.

3	(ii)(A)		Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994).

3	(ii)(B)	*	Declaration of Trust of the Registrant (as amended and restated).

3	(ii)(C)		Amendment No. 1 to Declaration of Trust of the Registrant (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 814-00134)

3	(ii)(D)	*	Amendment to the Amended Declaration of Trust of the Registrant effective January 1, 2005.

10.1		#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1994 (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994).

10.2		*	Long-Term Energy and Capacity Power Purchase Agreement between Byron Power Partners and Pacific Gas and Electric Company dated April 1985 (as amended).

10.3		*	Long-Term Energy and Capacity Power Purchase Agreement between JRW Associates L.P., as successor in interest, and Pacific Gas and Electric Company dated December 1985 (as amended).

10.4		*	Power Purchase Agreement between New England Power Company and Ridgewood Providence Power Partners, as successor in interest, dated November 1987 (as amended).

Exhibit No.		Description

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21	*	Subsidiaries of the Registrant.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

99.1	*	Financial statements of Ridgewood Providence Power Partners, L.P.
_____________________
*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(c)           Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: December 13, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Randall D. Holmes	Chief Executive Officer	December 13, 2007
Randall D. Holmes	(Principal Executive Officer)
/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	December 13, 2007
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)
RIDGEWOOD RENEWABLE POWER LLC (Managing Shareholder) By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	December 13, 2007
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
        Ridgewood Electric Power Trust III

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust III (a Delaware trust) and subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III as of December 31, 2005, 2004, and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2003 have been restated as discussed in Note 2 to the consolidated financial statements.

/s/ GRANT THORNTON LLP
Edison, New Jersey
December 13, 2007

Ridgewood Electric Power Trust III
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004	2003
			(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$303	$120	$46
Accounts receivable	894	504	457
Notes receivable - current portion	70	54	60
Due from affiliates	670	745	860
Assets held for sale	-	-	484
Gas forward contract - current portion	2,482	1,269	575
Other current assets	89	115	104
Total current assets	4,508	2,807	2,586
Investment	4,633	5,070	5,489
Plant and equipment, net	3,594	4,585	5,016
Intangibles, net	1,004	1,076	1,148
Notes receivable - noncurrent portion	-	47	86
Gas forward contract - noncurrent portion	-	854	536
Other assets	-	14	14

Total assets	$13,739	$14,453	$14,875

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103	$221	$276
Due to affiliates	4	83	96
Total current liabilities	107	304	372

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	13,827	14,339	14,689
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(195)	(190)	(186)
Total shareholders’ equity	13,632	14,149	14,503

Total liabilities and shareholders’ equity	$13,739	$14,453	$14,875

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
			(Restated)

Revenues	$4,205	$5,594	$5,909

Cost of revenues	2,705	4,293	3,740

Gross profit	1,500	1,301	2,169

Operating expenses:
General and administrative expenses	251	166	246
Impairment of plant and equipment	550	100	143
Management fee to the Managing Shareholder	354	363	336
Total operating expenses	1,155	629	725

Income from operations	345	672	1,444

Other income (expense):
Interest income	7	7	13
Interest expense	(15)	(6)	(16)
Equity in income from investment	1,021	1,150	574
Other (expense) income, net	(5)	(6)	244
Total other income, net	1,008	1,145	815

Net income	$1,353	$1,817	$2,259

Managing Shareholder - Net income	$14	$18	$23
Shareholders - Net income	1,339	1,799	2,236
Net income per Investor Share	3,418	4,592	5,707

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

		Managing	Total Shareholders'
	Shareholders	Shareholder	Equity

Shareholders' balance January 1, 2003, restated	$13,624	$(197)	$13,427
Net income, restated	2,236	23	2,259
Distributions	(1,176)	(12)	(1,188)
Capital contributions	5	-	5
Shareholders' balance December 31, 2003, restated	14,689	(186)	14,503
Net income	1,799	18	1,817
Distributions	(2,155)	(22)	(2,177)
Capital contributions	6	-	6
Shareholders' balance December 31, 2004	14,339	(190)	14,149
Net income	1,339	14	1,353
Distributions	(1,929)	(20)	(1,949)
Capital contributions	78	1	79
Shareholders' balance December 31, 2005	$13,827	$(195)	$13,632

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003
			(Restated)
Cash flows from operating activities:
Net income	$1,353	$1,817	$2,259

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	512	532	644
Impairment of plant and equipment	550	100	143
Equity in income from investment	(1,021)	(1,150)	(574)
Distributions from investment	1,458	1,569	676
Gas forward contract	(359)	(1,011)	(1,924)
Waiver of management fees and related interest	79	6	5
Loss on disposal of equipment	-	4	-
Change in operating assets and liabilities:
Restricted cash	-	-	100
Accounts receivable	(390)	(47)	24
Due to/from affiliates, net	(4)	101	(766)
Other current assets	28	(11)	34
Other assets	14	-	556
Accounts payable and accrued expenses	(119)	(54)	(668)
Total adjustments	748	39	(1,750)
Net cash provided by operating activities	2,101	1,856	509

Cash flows from investing activities:
Proceeds from the sale of equipment	-	384	266
Proceeds from notes receivable	31	45	79
Capital expenditures	-	(34)	-
Net cash provided by investing activities	31	395	345

Cash flows from financing activities:
Cash distributions to shareholders	(1,949)	(2,177)	(1,188)

Net increase (decrease) in cash and cash equivalents	183	74	(334)
Cash and cash equivalents, beginning of year	120	46	380
Cash and cash equivalents, end of year	$303	$120	$46

Supplemental disclosure of cash flow information:
Interest paid	$15	$6	$16

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	2005
	September	June 30	March 31

ASSETS
Current assets:
Cash and cash equivalents	$424	$280	$1
Accounts receivable	796	710	472
Notes receivable - current portion	76	57	52
Due from affiliates	-	282	307
Gas forward contract - current portion	3,857	1,659	1,897
Other current assets	114	23	94
Total current assets	5,267	3,011	2,823
Investment	5,483	5,203	5,413
Plant and equipment, net	4,268	4,373	4,479
Intangibles, net	1,022	1,040	1,058
Notes receivable - noncurrent portion	-	26	36
Gas forward contract - noncurrent portion	-	708	1,008
Other assets	14	14	14

Total assets	$16,054	$14,375	$14,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$344	$289	$399
Due to affiliates	228	557	318
Total current liabilities	572	846	717

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	15,658	13,725	14,304
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(176)	(196)	(190)
Total shareholders’ equity	15,482	13,529	14,114

Total liabilities and shareholders’ equity	$16,054	$14,375	$14,831

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$301	$429	$63
Accounts receivable	698	716	449
Notes receivable - current portion	38	43	47
Due from affiliates	639	121	266
Assets held for sale	-	-	384
Gas forward contract - current portion	1,509	802	857
Other current assets	145	84	99
Total current assets	3,330	2,195	2,165
Investment	5,199	6,013	5,770
Plant and equipment, net	4,699	4,807	4,910
Intangibles, net	1,094	1,112	1,130
Notes receivable - noncurrent portion	65	70	83
Gas forward contract - noncurrent portion	1,247	1,561	1,088
Other assets	14	14	14

Total assets	$15,648	$15,772	$15,160

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$228	$262	$247
Due to affiliates	87	556	127
Total current liabilities	315	818	374

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	15,511	15,135	14,969
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(178)	(181)	(183)
Total shareholders’ equity	15,333	14,954	14,786

Total liabilities and shareholders’ equity	$15,648	$15,772	$15,160

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$280	$54	$111
Restricted cash	16	16	16
Accounts receivable	866	830	245
Notes receivable - current portion	59	71	82
Due from affiliates	311	272	359
Assets held for sale	678	-	-
Gas forward contract - current portion	266	529	311
Other current assets	155	36	140
Total current assets	2,631	1,808	1,264
Investment	5,473	5,873	5,801
Plant and equipment, net	5,188	6,098	6,243
Intangibles, net	1,166	1,184	1,202
Notes receivable - noncurrent portion	97	104	112
Gas forward contract - noncurrent portion	280	699	-
Other assets	570	570	570

Total assets	$15,405	$16,336	$15,192

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$243	$427	$176
Due to affiliates	287	450	420
Total current liabilities	530	877	596
Gas forward contract	-	-	132
Total liabilities	530	877	728

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	15,057	15,635	14,651
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(182)	(176)	(187)
Total shareholders’ equity	14,875	15,459	14,464

Total liabilities and shareholders’ equity	$15,405	$16,336	$15,192

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)

Revenues	$4,068	$4,269	$4,843	$1,750	$1,791	$2,137

Cost of revenues	1,630	2,314	2,754	(451)	970	2,259

Gross profit (loss)	2,438	1,955	2,089	2,201	821	(122)

Operating expenses:
General and administrative expenses	205	154	178	47	11	44
Impairment of plant and equipment	-	100	88	-	-	88
Management fee to the Managing Shareholder	265	276	252	88	92	84
Total operating expenses	470	530	518	135	103	216

Income (loss) from operations	1,968	1,425	1,571	2,066	718	(338)

Other income (expense):
Interest income	6	9	9	1	2	2
Interest expense	-	-	(11)	-	-	(1)
Equity in income from investment	839	929	430	280	405	148
Other income (expense), net	4	(49)	239	2	(52)	-
Total other income, net	849	889	667	283	355	149

Net income (loss)	$2,817	$2,314	$2,238	$2,349	$1,073	$(189)

Managing Shareholder - Net income (loss)	$28	$23	$22	$23	$11	$(2)
Shareholders - Net income (loss)	2,789	2,291	2,216	2,326	1,062	(187)
Net income (loss) per Investor Share	7,119	5,847	5,655	5,936	2,710	(476)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)

Revenues	$2,318	$2,478	$2,706	$1,354	$1,380	$1,742

Cost of revenues	2,081	1,344	496	1,585	927	315

Gross profit (loss)	237	1,134	2,210	(231)	453	1,427

Operating expenses:
General and administrative expenses	158	144	133	88	47	23
Impairment of plant and equipment	-	100	-	-	-	-
Management fee to the Managing Shareholder	177	184	168	88	92	84
Total operating expenses	335	428	301	176	139	107

(Loss) income from operations	(98)	706	1,909	(407)	314	1,320

Other income (expense):
Interest income	5	7	6	1	2	2
Interest expense	-	-	(10)	-	-	(5)
Equity in income from investment	559	524	282	216	243	73
Other income, net	2	4	240	-	3	-
Total other income, net	566	535	518	217	248	70

Net income (loss)	$468	$1,241	$2,427	$(190)	$562	$1,390

Managing Shareholder - Net income (loss)	$5	$12	$24	$(2)	$6	$14
Shareholders - Net income (loss)	463	1,229	2,403	(188)	556	1,376
Net income (loss) per Investor Share	1,183	3,136	6,131	(479)	1,422	3,547

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)

Revenues	$964	$1,097	$964

Cost of revenues	496	417	181

Gross profit	468	680	783

Operating expenses:
General and administrative expenses	71	97	110
Impairment of plant and equipment	-	100	-
Management fee to the Managing Shareholder	88	92	84
Total operating expenses	159	289	194

Income from operations	309	391	589

Other income (expense):
Interest income	3	5	4
Interest expense	-	-	(5)
Equity in income from investment	343	281	209
Other income, net	3	2	240
Total other income, net	349	288	448

Net income	$658	$679	$1,037

Managing Shareholder - Net income	$7	$7	$10
Shareholders - Net income	651	672	1,027
Net income per Investor Share	1,662	1,712	2,621

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
Three Months, Six Months and Nine Months Ended March, June and September for 2003, 2004 and 2005 (unaudited)
(in thousands)

		Managing	Total Shareholders'
	Shareholders	Shareholder	Equity
Three months ended 03/31/03:
Shareholders' balance January 1, 2003, restated	$13,624	$(197)	$13,427
Net income, restated	1,027	10	1,037
Shareholders' balance March 31, 2003, restated	$14,651	$(187)	$14,464

Six months ended 06/30/03:
Shareholders' balance January 1, 2003, restated	$13,624	$(197)	$13,427
Net income, restated	2,403	24	2,427
Distributions	(392)	(3)	(395)
Shareholders' balance June 30, 2003, restated	$15,635	$(176)	$15,459

Nine months ended 09/30/03:
Shareholders' balance January 1, 2003, restated	$13,624	$(197)	$13,427
Net income, restated	2,216	22	2,238
Distributions	(783)	(7)	(790)
Shareholders' balance September 30, 2003, restated	$15,057	$(182)	$14,875

Three months ended 03/31/04:
Shareholders' balance January 1, 2004, restated	$14,689	$(186)	$14,503
Net income, restated	672	7	679
Distributions	(392)	(4)	(396)
Shareholders' balance March 31, 2004, restated	$14,969	$(183)	$14,786

Six months ended 06/30/04:
Shareholders' balance January 1, 2004, restated	$14,689	$(186)	$14,503
Net income, restated	1,229	12	1,241
Distributions	(783)	(7)	(790)
Shareholders' balance June 30, 2004, restated	$15,135	$(181)	$14,954

Nine months ended 09/30/04:
Shareholders' balance January 1, 2004, restated	$14,689	$(186)	$14,503
Net income, restated	2,291	23	2,314
Distributions	(1,469)	(15)	(1,484)
Shareholders' balance September 30, 2004, restated	$15,511	$(178)	$15,333

Three months ended 03/31/05:
Shareholders' balance January 1, 2005	$14,339	$(190)	$14,149
Net income	651	7	658
Distributions	(686)	(7)	(693)
Shareholders' balance March 31, 2005	$14,304	$(190)	$14,114

Six months ended 06/30/05:
Shareholders' balance January 1, 2005	$14,339	$(190)	$14,149
Net income	463	5	468
Distributions	(1,077)	(11)	(1,088)
Shareholders' balance June 30, 2005	$13,725	$(196)	$13,529

Nine months ended 09/30/05:
Shareholders' balance January 1, 2005	$14,339	$(190)	$14,149
Net income	2,789	28	2,817
Distributions	(1,470)	(14)	(1,484)
Shareholders' balance September 30, 2005	$15,658	$(176)	$15,482

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$2,817	$2,314	$2,238

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	371	374	486
Impairment of plant and equipment	-	100	88
Equity in income from investment	(839)	(929)	(430)
Distributions from investment	426	1,219	549
Gas forward contract	(1,734)	(1,645)	(1,359)
Change in operating assets and liabilities:
Restricted cash	-	-	84
Accounts receivable	(292)	(241)	(385)
Due to/from affiliates, net	890	212	(26)
Other current assets	1	(41)	-
Other assets	-	-	(17)
Accounts payable and accrued expenses	123	(60)	(701)
Total adjustments	(1,054)	(1,011)	(1,711)
Net cash provided by operating activities	1,763	1,303	527

Cash flows from investing activities:
Proceeds from the sale of equipment	-	398	95
Proceeds from notes receivable	25	43	68
Capital expenditures	-	(5)	-
Net cash provided by investing activities	25	436	163

Cash flows from financing activities:
Cash distributions to shareholders	(1,484)	(1,484)	(790)

Net increase (decrease) in cash and cash equivalents	304	255	(100)
Cash and cash equivalents, beginning of period	120	46	380
Cash and cash equivalents, end of period	$424	$301	$280

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$11

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$468	$1,241	$2,427

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	248	249	313
Impairment of plant and equipment	-	100	-
Equity in income from investment	(559)	(524)	(282)
Distributions from investment	426	-	-
Gas forward contract	(244)	(1,253)	(2,041)
Change in operating assets and liabilities:
Restricted cash	-	-	84
Accounts receivable	(206)	(259)	(337)
Due to/from affiliates, net	937	1,199	175
Other current assets	92	20	102
Accounts payable and accrued expenses	68	(14)	(517)
Total adjustments	762	(482)	(2,503)
Net cash provided by (used in) operating activities	1,230	759	(76)

Cash flows from investing activities:
Proceeds from the sale of equipment	-	384	95
Proceeds from notes receivable	18	33	50
Capital expenditures	-	(3)	-
Net cash provided by investing activities	18	414	145

Cash flows from financing activities:
Cash distributions to shareholders	(1,088)	(790)	(395)

Net increase (decrease) in cash and cash equivalents	160	383	(326)
Cash and cash equivalents, beginning of period	120	46	380
Cash and cash equivalents, end of period	$280	$429	$54

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$10

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$658	$679	$1,037

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	124	125	162
Impairment of plant and equipment	-	100	-
Equity in income from investment	(343)	(281)	(209)
Gas forward contract	(782)	(833)	(992)
Change in operating assets and liabilities:
Restricted cash	-	-	84
Accounts receivable	32	8	236
Due to/from affiliates, net	673	624	58
Other current assets	21	5	49
Accounts payable and accrued expenses	179	(29)	(769)
Total adjustments	(96)	(281)	(1,381)
Net cash provided by (used in) operating activities	562	398	(344)

Cash flows from investing activities:
Proceeds from the sale of equipment	-	-	45
Proceeds from notes receivable	12	15	30
Net cash provided by investing activities	12	15	75

Cash flows from financing activities:
Cash distributions to shareholders	(693)	(396)	-

Net (decrease) increase in cash and cash equivalents	(119)	17	(269)
Cash and cash equivalents, beginning of period	120	46	380
Cash and cash equivalents, end of period	$1	$63	$111

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

1.    DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust III (the “Trust”) was formed as a Delaware trust on December 6, 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trusts have characteristics that qualify the projects for government incentives.

The Trust’s accompanying consolidated financial statements include the financial statements of its wholly-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 35.7% limited partnership interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) which is accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

2.    RESTATEMENT OF FINANCIAL STATEMENTS

The Trust has identified a series of adjustments, including adjustments related to amortization of power purchase agreements, accrual of royalties, adjustments related to investments, accounting for professional services, accounting for gain on gas purchase contracts, overaccrual of revenues and cost of revenues, accounting for management fees and accounting for the waiver of related interest, which have resulted in the restatement of the previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2003 and 2004, and for the year ended December 31, 2003.

The tables below present the changes in financial statement line items between the Trust’s previously reported and restated balance sheets and statements of operations.  These restatements did not have a significant impact on the Trust’s statements of cash flows. Explanatory comments follow the tables.

Balance Sheet
	December 31,
ASSETS	2003

Investment	$(181)	(A)
Gas forward contract - current portion	16	(C)
Gas forward contract - noncurrent portion	(159)	(C)
Total assets	$(324)

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses	$(51)	(B)
Due to affiliates	(67)	(E)(F)
Shareholders’ equity	(206)	(F)
Total liabilities and shareholders' equity	$(324)

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Statement of Operations
	December 31,
	2003
Revenues, decrease	$1,349	(D)(F)
Cost of revenues, decrease	(3,259)	(C)(D)(F)
General and administrative expenses, increase	12	(B)
Management fee to the Managing Shareholder, decrease	(21)	(E)
Loss from operations, increase	(1,919)

Interest expense, increase	6	(E)
Equity in income from investment, decrease	55	(A)
Other income (expense), net, increase	1,223	(F)
Net income, decrease	$(635)

Managing Shareholder - Net income, decrease	$(6)
Shareholders - Net income, decrease	(629)
Net income per Investor Share, decrease	(1,605)

(A)
Originally, Ridgewood Providence did not properly account for amortization of a power purchase agreement as the Trust failed to properly accrue royalty expenses. The Trust recorded an adjustment to decrease its investment in Ridgewood Providence and shareholders’ equity by $126 at the beginning of 2003. In addition, the Trust recorded an adjustment to decrease its investment in Ridgewood Providence and equity income by $55 for the year ended December 31, 2003.

(B)
 In the previously issued financial statements, the Trust incorrectly accrued professional service fees in the period to be audited or reviewed rather than during the period in which the services were performed. As a result, the Trust overaccrued $52 of professional fees for the year ended December 31, 2003. The 2003 overaccrual was adjusted by recording a decrease to accrued expenses of $51 and an increase to general and administrative expenses and beginning shareholders’ equity of $13 and $65, respectively.

(C)
Originally, the Trust did not properly recognize the market value related to its gas forward contracts. As a result, the Trust recorded a liability value of $813 at the beginning of 2003 with a corresponding decrease to beginning shareholders’ equity. Additionally, the Trust did not properly record changes in the value of the contracts that occurred during 2003, and as a result the Trust recorded a gain of $672 as a component of cost of revenues.

(D)
The Trust incorrectly accounted for electricity generated for two of its customers in its previously issued financial statements. The Trust was provided materials by these customers to produce electricity, which when produced, was sold to these same customers. In its previously issued financial statements, the Trust recorded the provided materials as a cost of revenues with a corresponding increase to revenues. While not affecting net operating results, the Trust has determined that this accounting was not proper and that revenues and cost of revenues were overstated by the value of the supplied materials.  The Trust adjusted the overstatement by reducing revenues and cost of revenues by $877 for the year ended December 31, 2003.

(E)
 Originally, the Trust did not properly record the accrual of management fees (including the associated interest thereon) due by the Trust to the Managing Shareholder. The Trust made adjustments by recording an accrual of the management fee expense in the period to which the accrual applied and any waiver or forgiveness of interest on unpaid management fees was treated as a capital contribution to the Trust by the Managing Shareholder. The contribution of the Managing Shareholder was also reallocated to the shareholders of the Trust in such a way as to keep the capital accounts of the shareholders in the Trust in the same relationship to each other as they had been prior to the contribution of the management fee by the Managing Shareholder. In 2003, the Trust recorded this adjustment by increasing interest expense and shareholders’ equity by $6 and decreasing due to affiliates and management fee by $21.

(F)
Certain items in the previously issued financial statements for the years ended December 31, 2003 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

The Trust restated 2002 amounts by decreasing the Trust’s beginning shareholders’ equity as of January 1, 2003 by $798. The adjustments recorded that were made to the Trust’s equity as of January 1, 2003 consisted of an understatement of accumulated amortization of electric power sales contract of $126 and valuation of gas forward contracts of $672.

Quarterly Balance Sheets (unaudited)	2004
	September 30	June 30	March 31
ASSETS
Cash and cash equivalents	$-	$9	$-	(F)
Investment	(151)	(141)	(169)	(A)
Gas forward contract - current portion	(439)	254	356	(C)
Gas forward contract - noncurrent portion	(197)	(499)	(264)	(C)
Total assets	$(787)	$(377)	$(77)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$(23)	$4	$2	(B)
Due to affiliates	(63)	(55)	(63)	(D)(E)(F)
Shareholders’ equity	(701)	(326)	(16)	(F)
Total liabilities and shareholders’ equity	$(787)	$(377)	$(77)

	2003
	September 30	June 30	March 31
ASSETS
Due from affiliates	$-	$9	$5	(E)(F)
Investment	(138)	(139)	(128)	(A)
Gas forward contract - current portion	(130)	529	311	(C)
Gas forward contract - noncurrent portion	24	699	-	(C)
Total assets	$(244)	$1,098	$188

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$(26)	$(13)	$1	(B)
Due to affiliates	(57)	(43)	(42)	(D)(E)(F)
Loss on gas purchase contract - noncurrent portion	-	-	132	(C)
Shareholders’ equity	(161)	1,154	97	(F)
Total liabilities and shareholders’ equity	$(244)	$1,098	$188

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Quarterly Statements of Operations (unaudited)	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues, decrease	$(729)	$(1,100)	$(226)	$(229)	(D)(F)
Cost of revenues, decrease (increase)	2,367	2,455	617	(451)	(C)(D)(F)
General and administrative expenses, (increase) decrease	(47)	(31)	17	8	(B)(F)
Management fee to the Managing Shareholder, increase	-	16	-	5	(E)
Income (loss) from operations, (decrease) increase	1,591	1,340	408	(667)
Gain on gas purchase contract, decrease	(2,137)	(653)	(783)	(653)	(C)(F)
Equity in income from investment, increase (decrease)	30	(12)	(10)	1	(A)
Other income (expense), net, decrease	21	8	11	3	(F)

Net (loss) income, (decrease) increase	$(495)	$683	$(374)	$(1,316)

Managing Shareholder - Net (loss) income, (decrease) increase	$(5)	$6	$(4)	$(13)
Shareholders - Net (loss) income, (decrease) increase	(490)	677	(370)	(1,303)
Net (loss) income per Investor Share, (decrease) increase	(1,250)	1,727	(943)	(3,326)

	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, decrease	$(503)	$(870)	$(235)	$(187)	(D)(F)
Cost of revenues, decrease (increase)	1,749	2,905	655	1,233	(C)(D)(F)
General and administrative expenses, (increase) decrease	(65)	(38)	(7)	12	(B)(F)
Management fee to the Managing Shareholder, decrease	-	10	-	5	(E)
Income from operations, increase	1,181	2,007	413	1,063
Gain on gas purchase contract, decrease	(1,354)	-	(755)	-	(C)(F)
Equity in income from investment, increase (decrease)	40	(13)	28	(11)	(A)
Other income (expense), net, increase	11	6	5	2	(F)

Net (loss) income, (decrease) increase	$(122)	$2,000	$(309)	$1,054

Managing Shareholder - Net (loss) income, (decrease) increase	$(1)	$20	$(3)	$11
Shareholders - Net (loss) income, (decrease) increase	(121)	1,980	(306)	1,043
Net (loss) income per Investor Share, (decrease) increase	(310)	5,053	(782)	2,662

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues, decrease	$(268)	$(684)	(D)(F)
Cost of revenues, decrease	1,095	1,672	(C)(D)(F)
General and administrative expenses, increase	(57)	(51)	(B)(F)
Management fee to the Managing Shareholder, decrease	-	5	(E)
Income (loss) from operations, increase (decrease)	770	942
Gain on gas purchase contract, decrease	(598)	-	(C)(F)
Equity in income from investment, increase (decrease)	12	(2)	(A)
Other income (expense), net, increase	7	4	(F)

Net income, increase	$191	$944

Managing Shareholder - Net income, increase	$2	$9
Shareholders - Net income, increase	189	935
Net income per Investor Share, increase	482	2,386

(A)
The Trust did not properly account for amortization of a power purchase agreement and failed to properly accrue royalty expenses for Ridgewood Providence. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31

Equity in income from investments - increase (decrease)	$30	$40	$12	$(12)	$(13)	$(2)
Beginning Shareholders' equity, decrease	(181)	(181)	(181)	(126)	(126)	(126)
Investments, decrease	(151)	(141)	(169)	(138)	(139)	(128)

(B)
The Trust corrected the method of recording professional service fees to record the fees in the periods during which the services were performed. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31

Accounts payable and accrued expenses, (decrease) increase	$(23)	$4	$2	$(26)	$(13)	$-
Beginning Shareholders' equity, increase	52	52	52	48	48	48
General and administrative expenses, increase	29	56	54	22	35	48

(C)	The Trust did not properly account for the changes in the value of gas forward contracts. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31

Gas forward contract - current portion	$(876)	$255	$356	$(130)	$529	$311
Gas forward contract - noncurrent portion, increase (decrease)	240	(499)	(264)	(23)	699	(132)
Beginning Shareholders' equity - (decrease) increase	(143)	(143)	(143)	(813)	(813)	(813)
Revenues, decrease	(729)	(503)	(268)	(628)	(399)	(212)
Cost of goods sold - (decrease) increase	(2,373)	(1,756)	(1,101)	(1,941)	(2,440)	(1,204)
Gas forward contract, decrease	(2,137)	(1,354)	(598)	(653)	-	-

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

(D)	The Trust incorrectly accounted for capital contributions and related expenses. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31

Due to affiliates, decrease	$(41)	$(41)	$(41)	$(41)	$(41)	$(41)
Beginning Shareholders' equity, decrease	45	45	45	45	45	45
Cost of revenues, increase	4	4	4	4	4	4

(E)
Originally, the Trust did not properly record management fees and interest accrued on unpaid management fees to the Managing Shareholder. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31

Due from affiliates, decrease	$(21)	$(21)	$(21)	$(16)	$(10)	$(5)
Beginning Shareholders' equity, decrease	21	21	21	-	-	-
Management fee to the Managing Shareholders, decrease	-	-	-	(16)	(10)	(5)

(F)
Certain items in the previously issued financial statements for quarters ended September 30, June 30 and March 31, 2004 and 2003 have been reclassified to conform to the current quarters’ presentation. These reclassifications had no effect on net loss.

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31
Due from affiliates - (decrease) increase	$5	$-	$-	$-	$-	$-
Due to affiliates (decrease) increase	5	9	-	-	-	(2)
Cash and cash equivalents, (decrease) increase	-	9	-	-	-	-
Accounts payable and accrued expenses - (decrease)	-	-	-	-	-	2
Cost of goods sold - (decrease) increase	2	2	2	-	2	1
General and administrative expenses - increase (decrease)	18	9	4	9	3	3
Other income (expense) - increase (decrease)	20	11	6	9	5	4

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investment in Ridgewood Providence since it is less than 50% owned and the Trust has the ability to exercise significant influence over its operating and financial policies. The Trust’s share of the operating results of Ridgewood Providence is included in the consolidated statements of operations.

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

c) Revenue Recognition

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

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2005 consist of funds deposited in bank accounts. Cash balances with banks as of December 31, 2005, 2004 and 2003 exceed insured limits by approximately $203, $20 and $0, respectively.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

f) Plant and Equipment

Plant and equipment, consisting principally of electrical generating machinery and power generation facilities, are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized.  Repair and maintenance expenditures are expensed as incurred.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.  The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

Building	20 years
Machinery and equipment	5 to 7 years

g) Impairment of Long-Lived Assets and Intangibles

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

h) Income Taxes

No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

i) Comprehensive Income (Loss)

The Trust's comprehensive income (loss) consists only of net income (loss).

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

j) Significant Customer and Supplier

During 2005, 2004 and 2003, the Trust's largest customer accounted for 82%, 87% and 75% respectively, of total revenues. During 2005, 2004 and 2003, the Trust purchased substantially all of its gas supply from one supplier.

k) Fair Value of Financial Instruments

For the years ended December 31, 2005, 2004 and 2003, the carrying values of the Trust’s cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued expenses approximate their fair values.

l) Gas Contracts

In August 2001, subsidiaries of the Trust entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into amendments fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated these derivatives as non-hedge instruments. Accordingly, the value of the contracts based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contracts are reflected as a component of cost of revenues in the consolidated statements of operations.

m) Unaudited Interim Results

The unaudited interim consolidated financial statements included herein have been prepared on the same basis as the annual consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Trust’s financial position and its results of operations and cash flows for each of the interim periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to such interim periods are also unaudited.

n) Recent Accounting Pronouncements

 SFAS 143 and FIN 47

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002.  The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  SFAS No. 146 is effective for fiscal years ending after December 31, 2002.  The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements.  The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on the consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for interim periods beginning after June 15, 2003.  The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”),is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules.   Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle.  The Trust adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2.

4.    PROJECTS AND IMPAIRMENT OF LONG-LIVED ASSETS

JRW Associates, L.P.

In January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P. (“San Joaquin”) which owns and operates an 8.5 megawatt (“MW”) electric cogeneration facility, located in Atwater, California.  The aggregate purchase price was $4,900, including transaction costs.

The acquisition of San Joaquin was accounted for as a purchase and the results of operations of San Joaquin have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values.  Of the purchase price, $1,400, was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years).

Byron Power Partners, L.P.

In January 1995, the Trust caused the formation of Byron Power Partners, L.P. (“Byron”) in which the Trust owns 100% of the partnership interests.  On January 17, 1995, Byron acquired a 5.7MW electric cogeneration facility, located in Byron, California. The aggregate purchase price was $2,509, including transaction costs. The purchase price was allocated to the net assets acquired, based on their respective fair values.  Of the purchase price, $420 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years).

Ridgewood Mobile Power III, LLC

In the third quarter of 1999, the Trust purchased for $1,700, five mobile electric power generating units. During the third quarter of 2003, the Trust classified the mobile electric power generating units as held for sale and recorded $88 of impairment of equipment. The Trust sold one unit in the fourth quarter of 2003 for proceeds of $171. In 2004, the Trust recorded an impairment of $100 related to its electric power generating units. The remaining units were sold for proceeds of $384. The impairments were recorded to adjust the carrying value of the mobile electric power generating units to reflect their current estimated fair value.

Ridgewood AES Power Partners, LLC

In September 1997, the Trust formed a joint partnership, Ridgewood/AES Power Partners, L.P. with AES-NJ Cogen, Inc. (“AES-NJ”) to develop cogeneration projects. During 2003, The Trust sold its interest in the joint partnership for $100,000 cash, a $150,000 interest bearing promissory note ("promissory note"), and a $74,000 interest free note ("interest free note"). The promissory note bore interest at a rate of 10% per annum, and was fully paid monthly over a four year term. The interest free note was repaid over a six month term.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

On-site Cogeneration Projects

In 1995, the Trust acquired a portfolio of 35 projects from affiliates of Eastern Utilities Associates ("EUA"), which sell electricity and thermal energy to industrial and commercial customers. The projects were held in eight limited partnerships of which the Trust is the sole limited partner and is the sole owner of each of the general partners.  In the aggregate, the projects had 13.7MW of base load and 5.7MW of backup and standby capacity.  The Trust paid a total of $11,300 for the projects and invested additional amounts for capital repairs and improvements and for working capital. All the projects were gas-fired cogeneration projects located in California, Connecticut, Massachusetts, Rhode Island or New York. Their energy service agreements had terms expiring between September 1996 and 2011. The acquisition of the projects was accounted for as a purchase and the results of operations of the projects have been included in the Trust's consolidated financial statements since the acquisition date.

The Trust shut down all but two of the projects from 2001 through 2003. The Trust performed an impairment assessment in 2003 using a discounted cash flow valuation methodology, and noted the carrying value of the projects exceeded their estimated fair value. As a result, the Trust recorded an impairment charge of $56. During the fourth quarter of 2005, based on a subsequent assessment, the Trust recorded an additional impairment charge of $550 to adjust for the carrying value of the projects to reflect their current estimated fair value. The remaining projects ceased operations in the fourth quarter of 2006.

In 2003, the Trust sold the assets of the Globe cogeneration project located in Fall River, Massachusetts for $240. The Trust had no basis in the project in 2003, as a result this amount was recognized as a gain.

5.    INVESTMENT

Ridgewood Providence Power Partners, L.P.

In 1996, Ridgewood Providence was formed as a Delaware limited partnership which acquired a 12.3MW electrical generating station, located at the Central Landfill in Johnston, Rhode Island.  In 1997, the capacity was increased to 13.8MW. The Trust invested $7,100, in return for a 35.7% limited partnership interest in Ridgewood Providence and its general partner.

The project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold pursuant to a long-term contract. The remaining 64.3% of Ridgewood Providence is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is also Ridgewood Renewable Power LLC.

The Trust's accounts for its investment in Ridgewood Providence under the equity method of accounting.

Summarized balance sheet data for Ridgewood Providence at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
			(Restated)
Current assets	$2,675	$2,151	$2,672
Non-current assets	12,214	13,596	14,694
Total assets	$14,889	$15,747	$17,366

Current liabilities	$1,912	$1,546	$1,991
Equity	12,977	14,201	15,375
Total liabilities and equity	$14,889	$15,747	$17,366

Trust share of equity	$4,633	$5,070	$5,489

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Summarized statements of operations data for Ridgewood Providence for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
			(Restated)
Revenues	$11,916	$12,205	$8,585

Cost of revenues	9,050	8,972	6,856
Other expenses	5	13	121
Total expenses	9,055	8,985	6,977

Net income	$2,861	$3,220	$1,608

Trust share of net income	$1,021	$1,150	$574

Quarterly summarized statements of operations data for Ridgewood Providence is as follows (unaudited):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$8,825	$9,105	$6,153	$2,860	$2,954	$1,960

Cost of revenues	6,396	6,467	4,991	2,032	1,819	1,678
Other expenses (income)	80	35	(42)	45	-	(133)
Total expenses	6,476	6,502	4,949	2,077	1,819	1,545

Net income	$2,349	$2,603	$1,204	$783	$1,135	$415

Trust share of net income	$839	$929	$430	$280	$405	$148

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$5,965	$6,151	$4,193	$2,875	$3,013	$1,905

Cost of revenues	4,364	4,648	3,313	2,249	2,328	1,655
Other expenses	35	35	91	21	8	43
Total expenses	4,399	4,683	3,404	2,270	2,336	1,698

Net income	$1,566	$1,468	$789	$605	$677	$207

Trust share of net income	$559	$524	$282	$216	$243	$73

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$3,090	$3,138	$2,288

Cost of revenues	2,115	2,320	1,658
Other expenses	14	27	48
Total expenses	2,129	2,347	1,706

Net income	$961	$791	$582

Trust share of net income	$343	$281	$209

6.  PLANT AND EQUIPMENT

At December 31, 2005, 2004 and 2003, plant and equipment at cost and accumulated depreciation were:

	2005	2004	2003
			(Restated)
Building	$319	$319	$166
Machinery and equipment	8,478	9,029	9,517
	8,797	9,348	9,683
Less: accumulated depreciation	(5,203)	(4,763)	(4,667)
	$3,594	$4,585	$5,016

For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $440, $460 and $572, respectively, which is included in cost of revenues.

Quarterly plant and equipment and related depreciation expense were as follows (unaudited):

	2005
	September 30	June 30	March 31

Building	$319	$319	$319
Machinery and equipment	9,031	9,030	9,029
	9,350	9,349	9,348
Less: accumulated depreciation	(5,082)	(4,976)	(4,869)
	$4,268	$4,373	$4,479

Depreciation expense for the 2005 year-to-date periods ended September 30, June 30, and March 31, was $319, $2,131 and $106, respectively.

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Building	$319	$319	$319
Machinery and equipment	9,027	9,010	9,010
	9,346	9,329	9,329
Less: accumulated depreciation	(4,647)	(4,522)	(4,419)
	$4,699	$4,807	$4,910

Restated depreciation expense for the 2004 year-to-date periods ended September 30, June 30, and March 31, was $312, $213 and $106, respectively.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Building	$319	$319	$319
Machinery and equipment	9,531	10,298	10,298
	9,850	10,617	10,617
Less: accumulated depreciation	(4,662)	(4,519)	(4,374)
	$5,188	$6,098	$6,243

Restated depreciation expense for the 2003 year-to-date periods ended September 30, June 30, and March 31, was $432, $277 and $144, respectively.

7.    INTANGIBLE ASSETS

A portion of the purchase price of the San Joaquin and Byron were assigned to electric power sales contracts and are being amortized over the lives of the contracts on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Gross and net amounts of intangible assets and related amortization expense at December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
			(Restated)
Electricity sales contract - gross	$1,794	$1,794	$1,794
Less: accumulated amortization	(790)	(718)	(646)
Intangibles, net	$1,004	$1,076	$1,148

During 2005, 2004 and 2003, the Trust recorded amortization expense of $72 per year.

Future amortization expenses as of December 31, 2005 are as follows:

Years ended December 31,	Amortization

2006	$72
2007	72
2008	72
2009	72
2010	72
Thereafter	644

Quarterly gross and net amounts of intangible assets and related amortization expense were as follows (unaudited):

	2005
	September 30	June 30	March 31

Electricity sales contract - gross	$1,794	$1,794	$1,794
Less: accumulated amortization	(772)	(754)	(736)
Intangibles, net	$1,022	$1,040	$1,058

Amortization expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $54, $36 and $18, respectively.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Electricity sales contract - gross	$1,794	$1,794	$1,794
Less: accumulated amortization	(700)	(682)	(664)
Intangibles, net	$1,094	$1,112	$1,130

Restated amortization expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $54, $36 and $18, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Electricity sales contract - gross	$1,794	$1,794	$1,794
Less: accumulated amortization	(628)	(610)	(592)
Intangibles, net	$1,166	$1,184	$1,202

Restated amortization expense for the 2003 year-to-date periods ended September 30, June 30 and March 31, was $54, $36 and $18, respectively.

8.  TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a Management Agreement with the Managing Shareholder, under which the Managing Shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. The Trust pays the Managing Shareholder an annual management fee, which is payable in equal monthly installments, equal to 2.5% of the Trust’s shareholders’ equity as of the beginning of the year.  During 2005, 2004 and 2003, the Trust paid management fees to the Managing Shareholder of $282, $363, and $336, respectively. The management fee is to be paid in monthly installments and, to the extent that this includes the amount waived, the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2005, 2004 and 2003, the Trust accrued interest expense of $7, $6 and $5 respectively, on accrued but unpaid management fees. The interest accrued was waived by the Managing Shareholder in the fourth quarter of 2005 and recorded as capital contribution in the period waived. Additionally, the Managing Shareholder waived $72 of the 2005 management fee, which was also recorded as contributed capital.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management ("RPM"), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2005, 2004 and 2003, RPM charged the Trust projects $250, $248 and $270, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the Trust projects $3,669, $4,690 and $5,430, respectively, for all of the direct operating and non-operating expenses incurred during such periods.

Under the Declaration of Trust, the Managing Shareholder receives 100% of current year operating profits until cumulative profits equal cumulative losses allocated to the Managing Shareholder.  The Managing Shareholder then receives 1% of operating profits until the shareholders have received 14% per annum of their equity contribution (“Payout”).  After Payout, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year.  Losses incurred in any given year are allocated 1% to the Managing Shareholder, provided the allocation of losses to the shareholders shall be limited to prevent the shareholder from having a negative capital account. These allocations do not affect the allocation of cash distributions discussed below.

The Managing Shareholder is also entitled to receive 1% of all annual distributions made by the Trust (other than those derived from the disposition of Trust property) until Payout.  Once Payout is reached, the Managing Shareholder is entitled to receive 20% of all future distributions. During 2005, 2004, and 2003, distributions to the Managing Shareholder were $20, $22, and $12, respectively. The Trust has not yet reached Payout.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

The Managing Shareholder owns one investor share. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

In June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages.  As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit, through May 31, 2008. In October 2003, the Trust obtained from its bank, two standby letters of credit, to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility to collateralize the letters of credit. These two standby letters of credit expired in August 2006 and at December 31, 2005 were a combined total of $350.

The Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2005, 2004 and 2003 the Trust had outstanding payables and receivables as follows:

	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
	Due from			Due to
			(Restated)			(Restated)
RPM	$311	$284	$290	$-	$-	$-
RRP	-	-	-	4	81	87
Trust II	-	-	-	-	-	9
Providence	354	461	570	-	1	-
Other affiliates	5	-	-	-	1	-
Total	$670	$745	$860	$4	$83	$96

The Trust had the following quarterly outstanding payables and receivables with the following affiliates (unaudited):

	2005
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to

RPM	$369	$278	$303	$-	$-	$-
RRP	-	-	-	224	436	82
Providence	-	-	-	377	121	236
Other affiliates	4	4	4	-	-	-
Total	$373	$282	$307	$601	$557	$318

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	2004
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
RPM	$300	$121	$266	$-	$-	$-
RRP	-	-	-	87	116	116
Trust II	-	-	-	-	10	10
Providence	339	-	-	-	430	1
Total	$639	$121	$266	$87	$556	$127

	2003
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
RPM	$311	$263	$336	$-	$-	$-
RRP	-	9	23	32	-	-
Trust II	-	-	-	10	10	10
Providence	-	-	-	243	436	407
Other affiliates	-	-	-	2	4	3
Total	$311	$272	$359	$287	$450	$420

9.  COMMITMENTS AND CONTINGENCIES

The Trust, through certain of its subsidiaries, has two long-term operating ground leases with future minimum lease payments as of December 31, 2005 as follows:

Years Ended December 31,
2006	$173
2007	173
2008	173
2009	173
2010	173
Thereafter	2,627
Total	$3,492

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $185, $186 and $220, respectively.

The San Joaquin and Byron projects have long-term agreements to purchase natural gas from their supplier at a fixed price throughout the term, which expired in August 2006.  At December 31, 2005, future minimum purchases under the agreements, net of resale agreements, totaled $837, all of which occurred in 2006.

During the years ended December 31, 2005, 2004 and 2003, the Trust recorded, as a component of cost of revenues, gains from changes in its gas supply contracts of $359, $1,011 and $1,924 , respectively.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

10.    RENEWABLE ATTRIBUTE REVENUE

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e., those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill gas. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the renewable portfolio standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence has now become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWhs”) that are ineligible under Massachusetts standards into the Connecticut market. During 2004, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell its 2005 and 2006 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of the agreement, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

11.    SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarters
	1st	2nd	3rd	4th

Revenues	$964	$1,354	$1,750	$137
Gross profit (loss)	468	(231)	2,201	(938)
Income (loss) from operations	309	(407)	2,066	(1,623)
Net income (loss)	658	(190)	2,349	(1,464)
Net income (loss) per Investor Share	1,662	(479)	5,936	(3,701)

	2004 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)
Revenues	$1,097	$1,380	$1,791	$1,326
Gross profit (loss)	680	453	821	(653)
Income (loss) from operations	391	314	718	(751)
Net income (loss)	679	562	1,073	(497)
Net income (loss) per Investor Share	1,712	1,422	2,710	(1,252)

Ridgewood Electric Power Trust III
Notes To Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	2003 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$964	$1,742	$2,137	$1,066
Gross profit (loss)	783	1,427	122	(163)
Income (loss) from operations	589	1,320	(338)	(127)
Net income (loss)	1,037	1,390	(189)	21
Net income (loss) per Investor Share	2,621	3,547	(476)	15

12.   SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.