Form 10-Q
period 2006-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2007-12-20
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   0-23432

RIDGEWOOD ELECTRIC POWER TRUST III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3264565
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 30, 2007, there were 391.8444 Investor Shares outstanding.

RIDGEWOOD ELECTRIC POWER TRUST III

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$991	$303
Accounts receivable	640	894
Note receivable	50	70
Due from affiliates	406	670
Gas forward contracts	633	2,482
Other current assets	60	89
Total current assets	2,780	4,508
Investment	4,937	4,633
Plant and equipment, net	3,505	3,594
Intangibles, net	986	1,004
Total assets	$12,208	$13,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$-	$103
Due to affiliates	27	4
Total current liabilities	27	107

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and outstanding)	12,391	13,827
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(210)	(195)
Total shareholders’ equity	12,181	13,632
Total liabilities and shareholders’ equity	$12,208	$13,739

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenues	$51	$964

Cost of revenues	1,277	496

Gross (loss) profit	(1,226)	468

Operating expenses:
General and administrative expenses	52	71
Management fee to the Managing Shareholder	85	88
Total operating expenses	137	159

(Loss) income from operations	(1,363)	309

Other income:
Equity in income from investment	304	343
Interest income	3	3
Other income	2	3
Total other income	309	349

Net (loss) income	$(1,054)	$658

Managing Shareholder – Net (loss) income	$(11)	$7
Managing Shareholder - Distributions	4	7
Shareholders – Net (loss) income	(1,043)	651
Net (loss) income per Investor Share	(2,662)	1,662
Distributions per Investor Share	1,000	1,750

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$1,064	$562

Cash flows from investing activities:
Proceeds from note receivable	20	12

Cash flows from financing activities:
Cash distributions to shareholders	(396)	(693)

Net increase (decrease) in cash and cash equivalents	688	(119)
Cash and cash equivalents, beginning of period	303	120
Cash and cash equivalents, end of period	$991	$1

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust III (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on December 14, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed in December 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trusts have characteristics that qualify the projects for government incentives.

The Trust’s investments include an investment in a landfill gas-fired electric generating project with total capacity of 13.8 megawatts (“MW”) (“Ridgewood Providence”) and in electric cogeneration projects with total capacity of 14.2MW (the “Norcals”).

The Trust’s accompanying consolidated financial statements include the financial statements of its wholly-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 35.7% limited partnership interest in Ridgewood Providence, which is accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

3.   GAS CONTRACTS

In August 2001, subsidiaries of the Trust entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into amendments fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated these derivatives as non-hedge instruments. Accordingly, the value of the contracts based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contracts are reflected as a component of cost of revenues in the consolidated statements of operations.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.   INVESTMENT

Ridgewood Providence

Summarized statements of operations data for Ridgewood Providence is as follows:

	Three Months Ended March 31,
	2006	2005

Revenues	$2,974	$3,090

Gross Profit	864	975

Income from Operations	845	961

Net Income	$853	$961

Trust share of income in Ridgewood Providence	$304	$343

5.   COMMITMENTS

The Norcals have non-cancelable operating leases. Future minimum lease payments are approximately $173 per annum.

The Norcals have long-term agreements to purchase natural gas from their supplier at a fixed price throughout the term, which expired in August 2006.  At March 31, 2006, future minimum purchases under the agreements were $588, all of which occurred in 2006. In connection with the gas supply contracts, the Trust issued two standby letters of credit which totaled $350 at March 31, 2006. These letters of credit expired in August 2006.

6.   SUBSEQUENT EVENT

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2005 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues were $51,000 in the first quarter of 2006 as compared to $1 million in the first quarter of 2005.  This decrease was primarily due to decreased production in the first quarter of 2006 compared to the first quarter of 2005, as the Norcals did not operate for the first quarter of 2006. The Norcals sold purchased natural gas back to their supplier, rather than using it in the production of electricity.

Cost of revenues of $1.3 million for the first quarter of 2006 increased $0.8 million from $0.5 million for the first quarter of 2005.  This increase was due to a decline in the price of natural gas, which has the effect of increasing cost of revenues due to recording declines in the market value of the Trust’s gas forward contracts.

A gross loss of $1.2 million was recorded for the first quarter of 2006 compared to a gross profit of $0.5 million for the same period in 2005.  The loss is attributable to decreased revenues from reduced production and increased cost of revenues resulting from declines in the price of natural gas.

Total assets of $12.2 million at March 31, 2006 decreased approximately $1.6 million from $13.8 million at December 31, 2005 due to a decrease in gas forward contracts due primarily to a reduction in natural gas prices and a reduction in the underlying gas volumes under contract.  Shareholders’ equity decreased approximately $1.4 million from $13.6 million at December 31, 2005, to $12.2 million at March 31, 2006, primarily due to the net loss of $1.1 million and $0.4 million of distributions to shareholders.

Liquidity and Capital Resources

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

At March 31, 2006, the Trust had cash and cash equivalents of $1 million, an increase of $0.7 million from $0.3 million at December 31, 2005. The increase was primarily the result of $1.1 million provided by operating activities and $0.4 million used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2006 was $1.1 million compared to $0.6 million for the three months ended March 31, 2005. The increase in cash flow of $0.5 million was primarily due to resales of natural gas supplies to the Trust’s supplier.

Cash used in financing activities for the first quarter of 2006 and 2005 was $0.4 million and $0.7 million, respectively. The decrease in cash outflow was primarily due to a decrease in cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

At March 31, 2006, remaining purchases under the Trust's gas supply contracts totaled $588,000. There have been no other changes from the disclosures in the Trust's 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act.

            The Trust's Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

Since the review, the Trust has implemented the following changes in internal control over financial reporting:

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

The Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the 2005 Form 10-K.

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Trust’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors”  in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

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

_____________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: December 20, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2007	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)