Form 10-Q
period 2006-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2007-12-20
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST III

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$669	$303
Accounts receivable	1,220	894
Note receivable	43	70
Due from affiliates	314	670
Gas forward contracts	189	2,482
Other current assets	17	89
Total current assets	2,452	4,508
Investment	4,986	4,633
Plant and equipment, net	3,415	3,594
Intangibles, net	969	1,004
Total assets	$11,822	$13,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$187	$103
Due to affiliates	53	4
Total current liabilities	240	107

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and outstanding)	11,798	13,827
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(216)	(195)
Total shareholders’ equity	11,582	13,632
Total liabilities and shareholders’ equity	$11,822	$13,739

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$1,205	$2,318	$1,154	$1,354

Cost of revenues	2,763	2,081	1,486	1,585

Gross (loss) profit	(1,558)	237	(332)	(231)

Operating expenses:
General and administrative expenses	69	158	17	88
Management fee to the Managing Shareholder	170	177	85	88
Total operating expenses	239	335	102	176

Loss from operations	(1,797)	(98)	(434)	(407)

Other income
Equity in income from investment	532	559	228	216
Interest income	4	5	1	1
Other income	4	2	2	-
Total other income	540	566	231	217

Net (loss) income	$(1,257)	$468	$(203)	$(190)

Managing Shareholder – Net (loss) income	$(13)	$5	$(2)	$(2)
Managing Shareholder - Distributions	8	11	4	4
Shareholders – Net (loss) income	(1,244)	463	(201)	(188)
Net (loss) income per Investor Share	(3,175)	1,183	(513)	(479)
Distributions per Investor Share	2,000	2,750	1,000	1,000

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$1,131	$1,230

Cash flows from investing activities:
Proceeds from note receivable	27	18

Cash flows from financing activities:
Cash distributions to shareholders	(792)	(1,088)

Net increase in cash and cash equivalents	366	160
Cash and cash equivalents, beginning of period	303	120
Cash and cash equivalents, end of period	$669	$280

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2006, and for the six and three-month periods ended June 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed in December 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trust have characteristics that qualify the projects for government incentives.

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

3.   RECENT ACCOUNTING PRONOUNCEMENT

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

5.   INVESTMENT

Ridgewood Providence

Summarized statements of operations data for Ridgewood Providence is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$5,960	$5,965	$2,986	$2,875

Gross profit	1,512	1,601	648	626

Income from operations	1,476	1,566	631	605

Net income	$1,489	$1,566	$636	$605

Trust share of income in Ridgewood Providence	$532	$559	$228	$216

6.   COMMITMENTS

The Norcals have non-cancelable operating leases. Future minimum lease payments are approximately $173 per annum.

The Norcals have long-term agreements to purchase natural gas from their supplier at a fixed price throughout the term, which expired in August 2006.  At June 30 2006, future minimum purchases under the agreements were $411, all of which occurred in 2006. In connection with the gas supply contracts, the Trust issued two standby letters of credit which totaled $350 at June 30, 2006. These letters of credit expired in August 2006.

7.   SUBSEQUENT EVENT

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the six-month and three-month periods ended June 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues of $1.2 million for the six months ended June 30, 2006 decreased by $1.1 million from $2.3 million for the first six months of 2005. The decrease of $1.1 million in revenue was primarily due to a decrease in revenues in the first quarter of 2006 compared to 2005 resulting from lower production as the Norcals did not operate for the first four months of 2006. The Norcals sold purchased natural gas back to their supplier, rather than using it in the production of electricity.

Cost of revenues of $2.8 million for the first six months of 2006 increased $0.7 million from $2.1 million for the first six months of 2005.  This was primarily due to a decrease in natural gas prices during the first quarter of 2006, which has the effect of increasing cost of revenues due to recording declines in market value of the Trust’s gas forward contracts.

The Trust recorded a gross loss of $1.6 million for the six months ended June 30, 2006, a decrease of $1.8 million from a gross profit of $0.2 million for the same period in 2005 due to decreased revenues and the impact on cost of revenues from declines in natural gas prices.

General and administrative expenses decreased by approximately $0.1 million to $0.1 million for the six months ended June 30, 2006 from $0.2 million for the same period in 2005. This decrease was primarily attributable to lower professional services fees.

Total assets at June 30, 2006 were $11.8 million, a decrease of $1.9 million from the December 31, 2005 balance of $13.7 million. This was primarily due to a decrease of $2.3 million in gas forward contracts, a distribution to shareholders of $0.8 million and a decrease of $0.4 million in due from affiliates, partially offset by an increase of $0.4 million in cash and cash equivalents.  The decrease in gas forward contracts is primarily due to a reduction in the underlying volumes under contracts and lower natural gas prices at June 30, 2006 as compared to December 31, 2005.  Total liabilities were comparable at June 30, 2006 and December 31, 2005.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total revenues of $1.2 million for the second quarter of 2006 decreased $0.2 million from $1.4 million for the second quarter of 2005.  The decrease of $0.2 million in revenue was primarily due to a decrease in revenues from lower production as the Norcals did not operate in April 2006.

Cost of revenues of $1.5 million for the second quarter of 2006 decreased $0.1 million from $1.6 million for the second quarter of 2005.  This was primarily due to the decreased prices of natural gas.

Gross loss of $0.3 million for the second quarter of 2006 increased $0.1 million compared to the second quarter of 2005 gross loss of $0.2 million, primarily due to the decrease in revenue.

General and administrative expenses decreased by $71,000 to $17,000 for the quarter ended June 30, 2006 from $88,000 for the same period in 2005. The decrease was primarily attributable to lower professional services fees.

Liquidity and Capital Resources

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

At June 30, 2006, the Trust had cash and cash equivalents of $0.7 million, an increase of $0.4 million from December 31, 2005.  This increase was primarily the result of $1.1 million provided by operating activities offset by $0.8 million used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2006 was $1.1 million compared to $1.2 million for the six months ended June 30, 2005. The decrease of approximately $0.1 million in cash flow in the first half of 2006 compared to the first half of 2005 was primarily due to an increase in net loss offset by changes in working capital components, primarily the gas forward contracts.

Cash used in financing activities for the first half of 2006 was $0.8 million compared to $1.1 million for the same period in 2005. In the first half of 2006 and 2005, cash used in financing activities represented cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

At June 30, 2006, remaining purchases under the Trust’s gas supply contracts totaled $411,000. There have been no other changes from the disclosures in the Trust’s 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2006, the Trust engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006. Since issuance, the Trust implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2005 Form 10-K.

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