Form 10-Q
period 2006-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2007-12-20
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST III

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,684	$303
Accounts receivable	1,037	894
Note receivable	29	70
Due from affiliates	243	670
Gas forward contracts	-	2,482
Other current assets	113	89
Total current assets	3,106	4,508
Investment	4,471	4,633
Plant and equipment, net	3,325	3,594
Intangibles, net	951	1,004
Total assets	$11,853	$13,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68	$103
Due to affiliates	92	4
Total current liabilities	160	107

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and outstanding)	11,908	13,827
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(215)	(195)
Total shareholders’ equity	11,693	13,632
Total liabilities and shareholders’ equity	$11,853	$13,739

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$2,785	$4,068	$1,580	$1,750

Cost of revenues	4,016	1,630	1,253	(451)

Gross (loss) profit	(1,231)	2,438	327	2,201

Operating expenses:
General and administrative expenses	83	205	14	47
Management fee to the Managing Shareholder	256	265	86	88
Total operating expenses	339	470	100	135

(Loss) income from operations	(1,570)	1,968	227	2,066

Other income
Equity in income from investment	802	839	270	280
Interest income	11	6	7	1
Other income	7	4	3	2
Total other income	820	849	280	283

Net (loss) income	$(750)	$2,817	$507	$2,349

Managing Shareholder – Net (loss) income	$(8)	$28	$5	$23
Managing Shareholder - Distributions	12	15	4	4
Shareholders – Net (loss) income	(742)	2,789	502	2,326
Net (loss) income per Investor Share	(1,894)	7,119	1,281	5,936
Distributions per Investor Share	3,000	3,750	1,000	1,000

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$2,527	$1,763

Cash flows from investing activities:
Proceeds from note receivable	41	25

Cash flows from financing activities:
Cash distributions to shareholders	(1,187)	(1,484)

Net increase in cash and cash equivalents	1,381	304
Cash and cash equivalents, beginning of period	303	120
Cash and cash equivalents, end of period	$1,684	$424

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2006, and for the nine and three-month periods ended September 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust's condensed consolidated financial statements.

4.   GAS CONTRACTS

In August 2001, subsidiaries of the Trust entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into amendments fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated these derivatives as non-hedge instruments. Accordingly, the value of the contracts based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of the contracts are reflected as a component of cost of revenues in the consolidated statements of operations.As of September 2006, the Trust has completed its contractual agreements and therefore no longer records any value on the balance sheets associated with these contracts.

5.   INVESTMENT

Ridgewood Providence

Summarized statements of operations data for Ridgewood Providence is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$8,883	$8,825	$2,923	$2,860

Gross profit	2,280	2,429	768	828

Income from operations	2,227	2,349	751	783

Net income	$2,246	$2,349	$757	$783

Trust share of income in Ridgewood Providence	$802	$839	$270	$280

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

6.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine-month and three-month periods ended September 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues of $2.8 million for the nine months ended September 30, 2006 decreased $1.3 million from $4.1 million for the first nine months of 2005.  The decrease of $1.3 million in revenue was primarily due to a decrease in production in the first quarter of 2006 as the Norcals did not operate for the first four months of 2006. The Norcals sold purchased natural gas back to their supplier, rather than using it in the production of electricity.

Cost of revenues of $4 million for the nine months ended September 30, 2006 increased $2.4 million from $1.6 million for the first nine months of 2005.  This increase was due to a decline in the price of natural gas, which has the effect of increasing cost of revenues due to declines in market value of the Trust’s gas forward contracts.

The Trust recorded a gross loss of $1.2 million for the nine months ended September 30, 2006, a decrease of $3.6 million from a gross profit of $2.4 million for the first nine months of 2005, primarily due to the decrease in revenue resulting from lower production and the increase in cost of revenues due to declines in natural gas prices.

General and administrative expenses decreased by approximately $0.1 million to $83,000 for the nine months ended September 30, 2006 from $0.2 million for the same period in 2006 as a result of lower professional fees.

Total assets at September 30, 2006 were $11.9 million, a decrease of approximately $1.8 million from the December 31, 2005 balance of $13.7 million. This was primarily due to distributions to shareholders of $1.2 million, a decrease in gas forward contracts of $2.5 million due to their expiration, partially offset by an increase in cash and cash equivalents of $1.4 million. Total liabilities increased $0.1 million from $0.1 million at December 31, 2005 to $0.2 million at September 30, 2006.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues of $1.6 million in the third quarter of 2006 decreased $0.2 million from $1.8 million for the third quarter of 2005.  The decrease in revenue of 9.7% was primarily due to a decrease in production.

Cost of revenues of $1.3 million for the three months ended September 30, 2006 increased approximately $1.8 million from a negative $0.5 million for the three months ended September 30, 2005.  This was due to the effect of changing prices of natural gas on the costs related to gas supply contracts. The 2005 quarter reflects an increase in natural gas prices during the quarter causing the increase in the value of gas supply contracts to exceed other costs associated with electricity production.

Gross profit of $0.3 million for the third quarter of 2006 decreased $1.9 million from $2.2 million for the third quarter of 2005 primarily due to increased cost of revenues caused by changes in the value of natural gas.

Liquidity and Capital Resources

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

At September 30, 2006, the Trust had cash and cash equivalents of $1.7 million, an increase of $1.4 million from the December 31, 2005 balance of $0.3 million. The cash flows for the first nine months of 2006 were primarily $2.5 million provided by operating activities and $1.2 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2006 was $2.5 million compared to $1.8 million for the nine months ended September 30, 2005. The increase in cash flow of approximately $0.7 million was primarily due to increased distributions from Ridgewood Providence, an investment of the Trust, of $0.5 million in the 2006 period.

Cash used in financing activities for the first nine months of 2006 was $1.2 million compared to $1.5 million for the first nine months of 2005. For the nine months ended September 30, 2006 and 2005, cash used in financing activities represented cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

During the quarter, the Trust completed its obligations under its gas supply contracts. The associated letters of credit expired upon completion of these obligations. There have been no other changes from the disclosures in the Trust’s 2005 Form 10-K

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended September 30, 2006, the Trust engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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