Form 10-K
period 2006-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-01-25
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2007 was 391.8444.

 FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to Ridgewood Electric Power Trust III’s (the “Trust”) plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I
ITEM 1.  BUSINESS

Overview

The Trust is a Delaware trust formed on December 6, 1993 primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the projects in which the Trust then had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 13.8 megawatts (“MW”) and in electric cogeneration projects with total capacity of 14.2MW.

The Trust initiated its private placement offering in January 1994 selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in May 1995, and after payment of offering fees, commissions and investment fees, the Trust had $32.9 million available for investments and operating expenses. As of December 31, 2007, the Trust had 391.8444 Investor Shares outstanding, held by 839 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations. With respect to project investments, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

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

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the Trust's prior year net asset value and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2006, all of the Trust’s projects are owned through investment vehicles that the Trust co-owns with certain affiliated investment trusts or are managed by the Managing Shareholder.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2006 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

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

The Norcal’s contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission ("CPUC") with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index; referred to as the Short Run Avoided Cost Methodology ("SRAC").  Effective August 2001, however, the Norcals entered into amendments to their power contracts, which provided for, among other things, that the Norcals would receive a fixed energy payment (as well as the required capacity payment) for a term of five years, until August 2006.  Upon expiration of the amendment, through the remainder of the term of the contract, the SRAC formula contained in the original contract is to be used to determine the energy price paid by PG&E.

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

The ability of the Norcals to operate profitably is largely dependent on the price of natural gas. If natural gas prices are at a level where operating costs exceed the revenues the plants can generate, the plants may temporarily close. Because of increased natural gas prices, the Norcals suspended operations in November 2007 and are expected to remain closed until at least May 2008.

The plants are operated and maintained by RPM, on an at-cost basis.

Ridgewood Providence

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture for $20.4 million including the assumption of debt. The assets acquired included a 13.8MW electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island. Ridgewood Providence includes nine reciprocating engine/generator sets, which are fueled by methane gas produced by, and collected from, the landfill. Ridgewood Providence has been operating on the site since 1990 and the net electricity generated is sold to New England Power Service Company (“NEP”) under a long-term electricity sales contract. The contract expires in 2020 but becomes a market-rate contract in 2010. The plant is operated and maintained by RPM, on an at-cost basis.

Ridgewood Providence occupies the site and uses the gas from the landfill under the terms of an agreement with the Rhode Island Resource Recovery Corporation (“RIRRC”), a Rhode Island state agency that owns the landfill. Ridgewood Providence subleases a portion of its rights to the landfill gas to Central Gas Limited Partnership (“CGLP”). CGLP operates and maintains a portion of the landfill gas collection system and sells the collected gas to Ridgewood Providence. Ridgewood Providence pays a royalty to RIRRC that is based on its revenue and pays CGLP on a per kilowatt basis. The Ridgewood Providence project qualifies for renewable energy incentives in Massachusetts and Connecticut and a portion of the benefits of these incentives are eligible to be sold to a power marketer under an agreement that continues through 2009.

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

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the Massachusetts Division of Energy Resources (“DOER”) pursuant to the RPS adopted by Massachusetts. Since Ridgewood Providence has now become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

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

Other Investments

Mobile Power Units

In 1999, the Trust purchased, for $1.7 million, five mobile power generating units. Due to the increases in competition and production of newer more efficient generating models, the Trust experienced continued decreases in rental revenue. The Trust decided in 2003 to sell these units; one unit was sold in 2003 for proceeds of $171,000 and the remaining units were sold in the second quarter of 2004 for proceeds of $384,000.

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

In 1997, the Trust formed a joint partnership, Ridgewood/AES Power Partners, L.P. with AES-NJ Cogen, Inc. (“AES-NJ”) to develop cogeneration projects. During 2003, the Trust sold its interest in the joint partnership for $100,000 cash, a $150,000 interest bearing promissory note ("Promissory Note"), and a $74,000 interest free note ("Interest Free Note"). The Promissory Note receivable bore interest at a rate of 10% per annum, and was fully paid monthly over a four year term. The Interest Free Note was repaid over a six month term.

Significant Customers and Supplier

During 2006, 2005 and 2004, the Trust’s largest customer, Pacific Gas and Electric Company, accounted for 97%, 82% and 87%, respectively, of total revenues. During 2006, 2005 and 2004, the Trust purchased substantially all of its gas from one supplier, Coral.

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

Government Incentives and Regulation

Ridgewood Providence qualifies for incentives because of its location and its use of renewable fuel.

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

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the RPS adopted by Massachusetts.  During 2004, Ridgewood Providence also became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 MWhs that are ineligible under Massachusetts standards into the Connecticut market.

Since Ridgewood Providence has been qualified, they have sold to retail electric suppliers the RPS Attributes associated with their electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts and Connecticut will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate. Certain of the insurance carried by the Trust is required by the lenders of certain investee companies.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and its phone number is 201-447-9000.

Available Information

The Trust’s shares are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

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

The Trust’s Ridgewood Providence business depends on the production of landfill methane from the landfill sites on which they operate and access to that gas production.

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

Certain of the Trust’s projects sell all or a portion of their electricity output at open market prices and could be adversely affected should prices fall substantially.

Portions of the Trust’s revenues come from open market pricing and the reliance on this pricing will be increasing over the next few years. Should the price of electricity fall substantially, the Trust would be adversely affected and it is possible that the projects affected could not be operated profitably.

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

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace the existing projects of the Trust from their customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s projects or drive up the costs of its feedstock resources.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes mechanical fuel handling systems, circulating fluidized bed boilers, turbine generator sets, reciprocating engine generator sets and hydroelectric generating equipment. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

The Ridgewood Providence project derives a significant portion of its income from renewable energy incentive programs sponsored by state governments. Should states reduce, eliminate or change the compliance requirements for these programs, such changes could have a materially adverse impact on the financial performance of the Trust’s investment in the Ridgewood Providence project.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of the Trust's prior year’s net asset value. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

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

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax returns.

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

 Holders

As of December 31, 2007 and 2006, there were 839 and 841 holders of Investor Shares, respectively.

Dividends

Trust distributions for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share data):

	2006	2005
Distributions to Investors	$1,651	$1,929
Distributions per Investor Share	4,200	4,900
Distributions to Managing Shareholder	17	20

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Form 10-K.  The consolidated statement of operations and the consolidated balance sheet data for the year ended December 31, 2002 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods.

	December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues	$3,768	$4,205	$5,594	$5,909	$7,849
Net (loss) income	(1,127)	1,353	1,817	2,259	(1,356)
Net (loss) income per Investor Share	(2,849)	3,418	4,592	5,707	(3,462)
Consolidated Balance Sheet Data:
Plant and equipment, net	3,233	3,594	4,585	5,016	6,632
Total assets	11,096	13,739	14,453	14,875	15,589
Shareholders' equity	10,938	13,632	14,149	14,503	14,273

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

Overview

The Trust is a Delaware trust formed on December 6, 1993 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 13.8MW and in electric cogeneration projects with total capacity of 14.2MW.

The Trust’s consolidated financial statements include the Trust’s 35.7% interest in Ridgewood Providence, which is accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment. The remaining 64.3% of Ridgewood Providence is owned by Trust IV.

In connection with the Trust’s 2008 annual budget cycle, which is part of its 2007 year-end financial closing process, the Trust performed a cash flow analysis of the Norcals and determined that effective December 31, 2007, the remaining net book value of its plant and equipment, and its intangibles assets, will be fully impaired with a resulting impairment expense recorded in the fourth quarter of 2007. Based on the Trust’s accounting for its investments, all recorded plant and equipment and intangible assets relate to the Norcals ($4.2 million at December 31, 2006). As a result, at December 31, 2007, the Trust’s balance sheet will be materially reduced and operating results for periods subsequent to December 31, 2007 will not have depreciation and amortization expense. Additionally, due to increased fuel costs, the Norcals suspended operations in November 2007 and they are expected to remain closed until at least May 2008.

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

Renewable attribute revenue is derived from the sale of the RPS Attributes. Qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are produced as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

Plant and Equipment

Plant and equipment, consisting principally of electrical generating equipment, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

Gas Contract

In August 2001, the Norcals entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities"(“SFAS 133”), as amended. The Trust has designated the derivatives as non-hedge instruments. Accordingly, the values of the contracts are based on the differences between contract prices and market value prices and recognized as an asset or a liability in the consolidated balance sheets. Changes in the carrying value of the contracts are reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, the Trust completed its contractual agreement to resell the purchased gas back to the Norcals’ gas supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with these contracts.

Management Fees

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of fees and related interest. Any waived management fees and interest are capital contributions at the time of waiver.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues decreased by $0.4 million, or 10.4%, from $4.2 million in 2005 to $3.8 million in 2006. The decrease in power generation revenue of $0.4 million was due to fewer megawatts being generated because of temporary closure of the Norcals due to maintenance.

Cost of revenues increased by approximately $2.8 million, or 103%, from $2.7 million for 2005 to $5.5 million in 2006. This was primarily attributable to a $2.5 million effect of accounting for its gas contracts as natural gas prices decreased during 2006, and $0.5 million of maintenance costs at the Norcals.

Gross profit of $1.5 million in 2005 decreased by $3.2 million to a gross loss of $1.7 million for 2006. This increase was primarily due to increased costs of revenues attributable to the accounting for gas contracts and lower revenues of $0.4 million.

General and administrative expenses decreased by approximately $0.2 million from $0.3 million in 2005 to $0.1 million in 2006. The decrease was primarily attributable to lower professional fees.

The management fee due to the Managing Shareholder for 2006 and 2005 was approximately $0.4 million. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust. In 2006, the Managing Shareholder waived its right to receive $0.1 million of unpaid accrued management fees and interest.

In 2005, the Trust recorded an impairment of $0.6 million related to its remaining co-generation projects purchased from EUA.  The Trust records impairment of plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  The Trust did not record any impairments in 2006.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues decreased approximately $1.4 million, or 24.8%, from $5.6 million in 2004 to $4.2 million in 2005. This decrease was primarily due to decreases in revenues of $1.2 million from the Norcal projects and $0.2 million from two cogeneration facilities which were shut down in 2005 due to the expiration of their contracts.

Cost of revenues decreased by approximately $1.6 million, or 37%, from $4.3 million in 2004 to $2.7 million in 2005 primarily due to lower cost of revenues at the Norcals resulting from the derivative accounting for its gas contract as natural gas prices increased during the year, partially offset by higher maintenance expenses of $0.2 million and other related productions cost increases of $0.2 million.

Gross profit increased by $0.2 million, or 15.3%, from $1.3 million in 2004 to $1.5 million in 2005. This increase was primarily due to derivative accounting for its gas contracts as natural gas prices increased during 2005.

The management fee due to the Managing Shareholder for 2005 and 2004 was approximately $0.4 million. In 2005, the Managing Shareholder waived its right to receive $79,000 of unpaid accrued management fees and interest.

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

Liquidity and Capital Resources

Year ended December 31, 2006 compared to the year ended December 31, 2005

At December 31, 2006, the Trust had cash and cash equivalents of $1.4 million, an increase of approximately $1.1 million from December 31, 2005. The cash flows for the year 2006 were $2.7 million provided by operating activities, $55,000 provided by investing activities and $1.7 million used in financing activities.

In 2006, the Trust’s operating activities generated cash of $2.7 million compared to $2.1 million in 2005, an increase of $0.6 million, primarily due to a decrease in distributions from investments.

In 2006, the Trust used cash of $1.7 million in financing activities as compared to $1.9 million in 2005.  Both amounts represent cash distributions to shareholders.

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $0.3 million, an increase of approximately $0.2 million from December 31, 2004. The cash flows for 2005 consisted of $2.1 million provided by operating activities, $31,000 provided by investing activities and $1.9 million used in financing activities.

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

In 2005, the Trust used $1.9 million in financing activities as compared to $2.2 million in 2004.  Both amounts represent cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

The Trust has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Trust’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to the Trust.

Contractual Obligations and Commitments

At December 31, 2006, the Trust’s contractual obligations are as follows (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Ground operating leases	$2,482	$173	$346	$346	$1,617

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies, that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act.

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Since December 31, 2006, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its internal control over financial reporting. The Trust documented many existing informal internal controls of the Trust, improved disclosure controls and procedures primarily by establishing a compliance-focused disclosure committee and formalizing monthly closing procedures and implemented a corporate whistleblower policy.

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

Because the Trust is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Trust is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended.  Under current rules, because the Trust is neither a “large accelerated filer” nor an “accelerated filer”, the Trust is not required to provide management’s report on internal control over financial reporting until the Trust files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Trust files its annual report for 2008.  The Trust currently expects to comply with these requirements at such time as the Trust is required to do so.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

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

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship does not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

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

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust not to have a nominating or compensation committee.

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were met during the year ended December 31, 2006.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

Compensation Discussion and Analysis

The executive officers of the Trust, Mr. Holmes, Mr. Swanson, Mr. Strasberg, Mr. Gulino and Mr. Wilson, are employed by, and are executive officers of, the Managing Shareholder and provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Trust does not have any other executive officers. The Managing Shareholder determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of each of the other investment trust managed by the Managing Shareholder. Messrs. Swanson, Strasberg and Gulino also serve in similar capacities for trusts managed by affiliates of the Managing Shareholder. Because the executive officers are not employees of the Trust and provide managerial services to all of the trusts managed by the Managing Shareholder and its affiliates in the course of such employment, they do not receive additional compensation for providing managerial services to the Trust.

The Managing Shareholder is fully responsible for the payment of compensation to the executive officers, and the Trust does not pay any compensation to its executive officers and does not reimburse the Managing Shareholder for the compensation paid to executive officers. The Trust does, however, pay the Managing Shareholder a management fee and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

Report of the Managing Shareholder

Because the Trust is managed by the Managing Shareholder and does not have a Board of Directors or a Compensation Committee, the Managing Shareholder reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussion, the Managing Shareholder determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the Managing Shareholder

Robert E. Swanson, Chairman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2006 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at December 31, 2006. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1	*
Executive officers as a group	1	*

*  Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trusts’ prior year net asset value, which equaled $341,000 for the year ended December 31, 2006, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2006, the Trust accrued interest expense of $5,000, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

For the year ended December 31, 2006, the Trust made management fee payments to the Managing Shareholder of $245,000. In the fourth quarter of 2006, the Managing Shareholder forgave $96,000 of 2006 unpaid accrued management fees, which were recorded as capital contributions.  The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For the year ended December 31, 2006, RPM charged the projects approximately $237,000 for overhead items allocated in proportion to the amount invested in projects managed.  In addition, for the year ended December 31, 2006, RPM charged the projects approximately $3,624,000 for all of the direct operating and non-operating expenses incurred during 2006.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $17,000, for the year ended December 31, 2006. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

Related Persons Transactions

The Trust relies upon the Managing Shareholder to review and approve all transactions with related persons required to be reported under the rules of the SEC (“related person transactions”). Prior to approving a related person transaction, the Managing Shareholder considers the relevant facts and circumstances, including, to the extent applicable, the relationships between all parties that would qualify as “related persons” under the rules of the SEC and such person’s or entity’s relationship to the Trust, such person’s or entity’s interest in the transaction, and the material facts and terms of the transaction. The Managing Shareholder approves those transactions that it determines are entered into in good faith and on fair and reasonable terms for, and in the best interests of, the Trust. The Trust does not maintain a written policy in connection with this process. Instead, the Managing Shareholder’s determinations regarding which related person transactions to enter into on behalf of the Trust are evidenced in the business records of the Trust and the Managing Shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2006 and 2005 (in thousands).

	2006	2005

Audit Fees*	$138	$167
Audit-Related Fees	-	-
Tax Fees	29	-
All Other Fees	-	-
Total	$167	$167
* The fees for 2005 were borne by the Managing Shareholder.

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
Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

Exhibit No.			Description

3	(ii)(A)		Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994).

3	(ii)(B)		Declaration of Trust of the Registrant (as amended and restated) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

3	(ii)(C)		Amendment No. 1 to Declaration of Trust of the Registrant (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 814-00134).

3	(ii)(D)
Amendment to the Amended Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

10.1		#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1994 (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994).

10.2
Long-Term Energy and Capacity Power Purchase Agreement between Byron Power Partners and Pacific Gas and Electric Company dated April 1985 (as amended) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

10.3
Long-Term Energy and Capacity Power Purchase Agreement between JRW Associates L.P., as successor in interest, and Pacific Gas and Electric Company dated December 1985 (as amended) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

10.4
Power Purchase Agreement between New England Power Company and Ridgewood Providence Power Partners, as successor in interest, dated November 1987 (as amended) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

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

99.1		*	Financial statements of Ridgewood Providence Power Partners, L.P.
_____________________
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

*	Filed herewith.

(c)	Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: January 25, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	January 25, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	January 25, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	January 25, 2008
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust III (a Delaware trust) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
January 25, 2008

Table of Conents

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,365	$303
Accounts receivable	488	894
Notes receivable	15	70
Due from affiliates	414	670
Gas forward contract	-	2,482
Other current assets	82	89
Total current assets	2,364	4,508
Investment	4,566	4,633
Plant and equipment, net	3,233	3,594
Intangibles, net	933	1,004
Total assets	$11,096	$13,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$131	$103
Due to affiliates	27	4
Total current liabilities	158	107

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	11,160	13,827
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(222)	(195)
Total shareholders’ equity	10,938	13,632
Total liabilities and shareholders’ equity	$11,096	$13,739

The accompanying notes are an integral part of these consolidated financial statements.

Table of Conents

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues	$3,768	$4,205	$5,594

Cost of revenues	5,490	2,705	4,293

Gross (loss) profit	(1,722)	1,500	1,301

Operating expenses:
General and administrative expenses	103	251	166
Management fee to the Managing Shareholder	341	354	363
Impairment of plant and equipment	-	550	100
Total operating expenses	444	1,155	629

(Loss) income from operations	(2,166)	345	672

Other income (expense):
Equity in income from investment	1,005	1,021	1,150
Interest income	30	7	7
Interest expense	(5)	(15)	(6)
Other income (expense), net	9	(5)	(6)
Total other income, net	1,039	1,008	1,145

Net (loss) income	$(1,127)	$1,353	$1,817

Managing Shareholder - Net (loss) income	$(11)	$14	$18
Shareholders - Net (loss) income	(1,116)	1,339	1,799
Net (loss) income per Investor Share	(2,849)	3,418	4,592

The accompanying notes are an integral part of these consolidated financial statements.

Table of Conents

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2005 and 2006
(in thousands)

	Shareholders'	Managing Shareholder	Total Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2003	$14,689	$(186)	$14,503
Net income	1,799	18	1,817
Cash distributions	(2,155)	(22)	(2,177)
Capital contributions	6	-	6
Balance at December 31, 2004	14,339	(190)	14,149
Net income	1,339	14	1,353
Cash distributions	(1,929)	(20)	(1,949)
Capital contributions	78	1	79
Balance at December 31, 2005	13,827	(195)	13,632
Net loss	(1,116)	(11)	(1,127)
Cash distributions	(1,651)	(17)	(1,668)
Capital contributions	100	1	101
Balance at December 31, 2006	$11,160	$(222)	$10,938

The accompanying notes are an integral part of these consolidated financial statements.

Table of Conents

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,127)	$1,353	$1,817

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	433	512	532
Impairment of plant and equipment	-	550	100
Equity in income from investment	(1,005)	(1,021)	(1,150)
Distributions from investment	1,071	1,458	1,569
Gas forward contract	2,482	(359)	(1,011)
Forgiveness of unpaid and accrued interest on management fees	101	79	6
Loss on disposal of equipment	-	-	4
Change in operating assets and liabilities:
Accounts receivable	407	(390)	(47)
Due to/from affiliates, net	279	(4)	101
Other current assets	6	28	(11)
Other assets	-	14	-
Accounts payable and accrued expenses	28	(119)	(54)
Total adjustments	3,802	748	39
Net cash provided by operating activities	2,675	2,101	1,856

Cash flows from investing activities:
Proceeds from the sale of equipment	-	-	384
Proceeds from notes receivable	55	31	45
Capital expenditures	-	-	(34)
Net cash provided by investing activities	55	31	395

Cash flows from financing activities:
Cash distributions to shareholders	(1,668)	(1,949)	(2,177)

Net increase in cash and cash equivalents	1,062	183	74
Cash and cash equivalents, beginning of year	303	120	46
Cash and cash equivalents, end of year	$1,365	$303	$120

Supplemental disclosure of cash flow information:
Interest paid	$5	$15	$6

The accompanying notes are an integral part of these consolidated financial statements.

Table of Conents
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

The Trust’s accompanying consolidated financial statements include the financial statements of its wholly-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 35.7% limited partnership interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

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

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

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

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2006 consist of funds deposited in bank accounts.  Cash balances with banks as of December 31, 2006 and 2005 exceeded insured limits by $1,265 and $203, respectively.

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

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

The Trust uses the straight-line method of depreciation over the estimated useful life of the assets:

Building	20 years
Machinery and equipment	5-7 years

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

h) Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximates their fair value.

i) Gas Contract

In August 2001, the Norcals entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust has designated these derivatives as a non-hedge instrument. Accordingly, the value of these contracts based on the differences between contract prices and market value prices is recognized as an asset or a liability in the balance sheet. Changes in the carrying value of these contracts are reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, the Norcals completed their contractual agreements to resell the purchased gas back to their supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with these contracts.

During the year ended December 31, 2006, the Trust recorded a loss as a component of cost of revenues from a change in its gas supply contracts of $2,482.  During the years ended December 31, 2005 and 2004, the Trust recorded, as a component of cost of revenues, gains from changes in its gas supply contracts of $359 and $1,011, respectively.

j) Comprehensive (Loss) Income

The Trust's comprehensive (loss) income consists only of net (loss) income.

k) Significant Customer and Supplier

During 2006, 2005 and 2004, the Trust’s largest customer accounted for 97.1%, 81.6% and 86.9%, respectively, of total revenues. During 2006, 2005 and 2004, the Trust purchased 100% of its gas from one supplier.

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

l) Income Taxes

No provision is made for income taxes in the accompanying consolidated financial statements as the income or loss of the Trust is passed through and included in the income tax returns of the individual shareholders of the Trust.

m) Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

SAB 108

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.    PROJECTS AND IMPAIRMENT OF LONG-LIVED ASSETS

JRW Associates, L.P.

On January 17, 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P. (“San Joaquin”) which owns and operates an 8.5 megawatt (“MW”) electric cogeneration facility, located in Atwater, California.  The aggregate purchase price was $4,900, including transaction costs.

The acquisition of San Joaquin was accounted for as a purchase and the results of operations of San Joaquin have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values.  Of the purchase price, $1,400 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (25 years).

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

Ridgewood Mobile Power III, LLC

In the third quarter of 1999, the Trust purchased for $1,700, five mobile electric power generating units. During the third quarter of 2003, the Trust classified the mobile electric power generating units as held for sale and recorded $88 of impairment of equipment. The Trust sold one unit in the fourth quarter of 2003 for proceeds of $171. In 2004, the Trust recorded an impairment of $100 related to its electric power generating units. The remaining units were sold in the second quarter of 2004 for proceeds of $384. The impairments were recorded to adjust the carrying value of the mobile electric power generating units to reflect the current estimated fair value.

Ridgewood AES Power Partners, LLC

In September 1997, the Trust formed a joint partnership, Ridgewood/AES Power Partners, L.P. with AES-NJ Cogen, Inc. (“AES-NJ”) to develop cogeneration projects. During 2003, the Trust sold its interest in the joint partnership for $100 cash, a $150 interest bearing promissory note ("Promissory Note"), and a $74 interest free note ("Interest Free Note"). The Promissory Note receivable bore interest at a rate of 10% per annum, and was fully paid monthly over a four year term. TheInterest Free Note was repaid over a six month term.

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

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

4.   INVESTMENT

Ridgewood Providence

In 1996, Ridgewood Providence was formed as a Delaware limited partnership which acquired a 12.3MW electrical generating station, located at the Central Landfill in Johnston, Rhode Island.  In 1997, the capacity was increased to 13.8MW. The Trust invested $7,100, in return for a 35.7% limited partnership interest in Ridgewood Providence and its general partner.

The project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold pursuant to a long-term contract. The remaining 64.3% of Ridgewood Providence is owned by Ridgewood Electric Power Trust IV ("Trust IV"), whose managing partner is also RRP.

Summarized balance sheet data for Ridgewood Providence at December 31, 2006 and 2005 is as follows:

	2006	2005
Current assets	$2,944	$2,675
Non-current assets	10,822	12,214
Total assets	$13,766	$14,889

Current liabilities	$975	$1,912
Equity	12,791	12,977
Total liabilities and equity	$13,766	$14,889

Trust share of equity	$4,566	$4,633

Summarized statements of operations data for Ridgewood Providence for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenues	$11,999	$11,916	$12,205

Cost of revenues	9,137	9,050	8,972
Other expenses	48	5	13
Total expenses	9,185	9,055	8,985

Net income	$2,814	$2,861	$3,220

Trust share of net income	$1,005	$1,021	$1,150

5.    PLANT AND EQUIPMENT

At December 31, 2006 and 2005, plant and equipment at cost and accumulated depreciation were:

	2006	2005
Building	$319	$319
Machinery and equipment	6,838	8,478
	7,157	8,797
Less: accumulated depreciation	(3,924)	(5,203)
	$3,233	$3,594

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $361, $440 and $460, respectively, which is included in cost of revenues.

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6.   INTANGIBLE ASSETS

At December 31, 2006 and 2005, the gross and net carrying amounts of the electric sales contracts were:

	2006	2005
Electricity sales contracts - gross	$1,794	$1,794
Less: accumulated amortization	(861)	(790)
Intangibles, net	$933	$1,004

A portion of the purchase price of the San Joaquin and Byron were assigned to electric power sales contracts and are being amortized over the lives of the contracts on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For each of the years ended December 31, 2006, 2005 and 2004, amortization expense was approximately $72, which is included in cost of revenues. The Trust expects to record amortization expense during the next five years as follows:

Years Ended December 31,

2007	$72
2008	72
2009	72
2010	72
2011	72

7.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trusts’ prior year net asset value which equals $341, $354 and $363 for the years ended December 31, 2006, 2005 and 2004, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2006, 2005 and 2004, the Trust made management fee payments to the Managing Shareholder of $245, $282 and $363, respectively.  During the fourth quarter of 2006 and 2005, the Managing Shareholder forgave $96 and $72 of unpaid accrued management fees, respectively, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

For the years ended December 31, 2006, 2005 and 2004, the Trust accrued interest expense of $5, $7 and $6, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2006, 2005 and 2004, RPM charged the projects approximately $237, $250 and $248, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2006, 2005, and 2004 RPM charged the projects approximately $3,624, $3,669 and $4,690, respectively, for all of the direct operating and non-operating expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $17, $20 and $22 for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The Trust has not yet reached Payout.

Table of Conents
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

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens, and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.  In October 2003, the Trust obtained from its bank two standby letters of credit to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility to collateralize the letters of credit. These two standby letters of credit expired in August 2006 and at December 31, 2005, were a combined total of $350.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. The Trust had outstanding payables and receivables as follows:

	December 31,
	2006	2005	2006	2005
	Due from		Due to

RPM	$396	$311	$-	$-
RRP	5	-	-	4
Providence	-	354	27	-
Other affiliates	13	5	-	-
Total	$414	$670	$27	$4

8.    COMMITMENTS AND CONTINGENCIES

The Trust, through certain of its subsidiaries, has two long-term operating ground leases with future minimum lease payments as of December 31, 2006 as follows:

Years Ended December 31,
2007	$173
2008	173
2009	173
2010	173
2011	173
Thereafter	1,617
Total	$2,482

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $185, $185 and $186, respectively, which is included in cost of revenues.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or financial statements.

9.    RENEWABLE ATTRIBUTE REVENUE

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

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours that are ineligible under Massachusetts standards into the Connecticut market. During 2006, 2005 and 2004, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell its 2007 and 2008 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of the agreement, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

Table of Conents
RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

10.   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2006 Quarters
	1st	2nd	3rd	4th
Revenues	$51	$1,154	$1,580	$983
Gross (loss) profit	(1,226)	(332)	327	(491)
(Loss) income from operations	(1,363)	(434)	227	(596)
Net (loss) income	(1,054)	(203)	507	(377)
Net (loss) income per Investor Share	(2,662)	(513)	1,281	(955)

	2005 Quarters
	1st	2nd	3rd	4th
Revenues	$964	$1,354	$1,750	$137
Gross profit (loss)	468	(231)	2,201	(938)
Income (loss) from operations	309	(407)	2,066	(1,623)
Net income (loss)	658	(190)	2,349	(1,464)
Net income (loss) per Investor Share	1,662	(479)	5,936	(3,701)

11.  SUBSEQUENT EVENT

In connection with the Trust’s 2008 annual budget cycle, which is part of its 2007 year-end financial closing process, the Trust performed a cash flow analysis of the Norcals and determined that effective December 31, 2007, the remaining net book value of its plant and equipment, and its intangibles assets, will be fully impaired with a resulting impairment expense recorded in the fourth quarter of 2007. Based on the Trust’s accounting for its investments, all recorded plant and equipment and intangible assets relate to the Norcals. As a result, at December 31, 2007, the Trust’s balance sheet will be materially reduced and operating results for periods subsequent to December 31, 2007 will not have depreciation and amortization expense.