Form 10-Q
period 2007-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-02-14
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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

As of December 31, 2007, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,321	$1,365
Accounts receivable	9	488
Notes receivable	-	15
Due from affiliates	367	414
Other current assets	219	82
Total current assets	1,916	2,364
Investment	4,443	4,566
Plant and equipment, net	3,144	3,233
Intangibles, net	915	933
Total assets	$10,418	$11,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$135	$131
Due to affiliates	21	27
Total current liabilities	156	158

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	10,491	11,160
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(229)	(222)
Total shareholders’ equity	10,262	10,938
Total liabilities and shareholders’ equity	$10,418	$11,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues	$-	$51

Cost of revenues	505	1,277

Gross loss	(505)	(1,226)

Operating expenses:
General and administrative	59	52
Management fee to Managing Shareholder	68	85
Total operating expenses	127	137

Loss from operations	(632)	(1,363)

Other income:
Equity in income from Ridgewood Providence
Power Partners, L.P.	305	304
Interest income	16	3
Other income	2	2
Total other income	323	309

Net loss	$(309)	$(1,054)

Managing Shareholder - Net loss	$(3)	$(11)
Shareholders - Net loss	(306)	(1,043)
Net loss per Investor Share	(781)	(2,662)
Distributions per Investor Share	1,000	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net cash provided by operating activities	$337	$1,064

Cash flows from investing activities:
Proceeds from notes receivable	15	20

Cash flows from financing activities:
Cash distributions to shareholders	(396)	(396)

Net (decrease) increase in cash and cash equivalents	(44)	688
Cash and cash equivalents, beginning of period	1,365	303
Cash and cash equivalents, end of period	$1,321	$991

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust III (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on January 25, 2008 (the “2006 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2006 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries. The Trust’s condensed consolidated financial statements also include the Trust’s 35.7% limited partnership interest in Ridgewood Providence, which is accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Trust adopted FIN 48 effective January 1, 2007, with no material impact on its condensed consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

4.   GAS CONTRACTS

In August 2001, the Norcals entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into amendments fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust has determined that these contracts are derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust designated these derivatives as non-hedge instruments. Accordingly, the value of the contracts based on the differences between contract prices and market value prices was recognized as an asset or a liability in the condensed consolidated balance sheet. Changes in the carrying value of the contracts were reflected as a component of cost of revenues in the condensed consolidated statements of operations.  During the third quarter of 2006, the Norcals completed their contractual agreements to resell the purchased gas back to their supplier.

 5.   INVESTMENT

Ridgewood Providence

Summarized statements of operations data for Ridgewood Providence is as follows:

	Three Months Ended March 31,
	2007	2006

Revenues	$3,303	$2,974

Gross profit	912	864

Income from operations	849	845

Net income	$854	$853

Trust share of income in Ridgewood Providence	$305	$304

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

7.  TRANSACTIONS WITH MANAGING SHAREHOLDER

The Trust operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trusts’ prior year net asset value which equals $68 and $85 for the three months ended March 31, 2007 and 2006, respectively, as compensation for such services.  During the first quarter of 2007 and 2006, the Managing Shareholder forgave $29 and $17, respectively, of unpaid accrued management fees, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

8.   SUBSEQUENT EVENT

In connection with the Trust’s 2008 annual budget cycle, which is part of its 2007 year-end financial closing process, the Trust performed a cash flow analysis of the Norcals and determined that effective December 31, 2007, the remaining net book value of its plant and equipment, and its intangibles assets, were fully impaired with a resulting impairment expense recorded in the fourth quarter of 2007. Based on the Trust’s accounting for its investments, all recorded plant and equipment and intangible assets relate to the Norcals. As a result, at December 31, 2007, the Trust’s balance sheet will be materially reduced and operating results for periods subsequent to December 31, 2007 will not have depreciation and amortization expense.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of March 31, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2006 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

There were no revenues in the first quarter of 2007 as compared to $51,000 in the first quarter of 2006.  This decrease was due to a decrease in cogeneration revenue in the first quarter of 2007 compared to the first quarter of 2006. The Norcals did not operate in the first quarter of 2007 or 2006 as the estimated incremental cost of production would exceed the revenues from electricity sold.

Cost of revenues of $0.5 million for the first quarter of 2007 decreased $0.8 million from $1.3 million for the first quarter of 2006 as 2006 cost of revenues included the impact of the gas contracts, which expired in August 2006. Cost of revenues for the three months ended March 31, 2007 includes depreciation expense and fixed expenses for the maintenance of the Norcals.

A gross loss of $0.5 million was recorded for the first quarter of 2007 compared to a gross loss of $1.2 million for the same period in 2006.  The decrease in the gross loss is attributable to the 2007 period not having the gas contracts that existed during 2006.

Total assets of $10.4 million at March 31, 2007 decreased $0.7 million from $11.1 million at December 31, 2006 primarily due to a decrease in accounts receivable as the result of increased collections.  Shareholders’ equity decreased approximately $0.6 million from $10.9 million at December 31, 2006, to $10.3 million at March 31, 2007, primarily due to the net loss of $0.3 million and $0.4 million of distributions to shareholders.

Liquidity and Capital Resources

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

At March 31, 2007, the Trust had cash and cash equivalents of $1.3 million, a decrease of $44,000 from $1.4 million at December 31, 2006. The decrease was primarily the result of $0.3 million provided by operating activities and $0.4 million used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2007 was $0.3 million compared to $1.1 million for the three months ended March 31, 2006. The decrease in cash flow of approximately $0.8 million was primarily due to cash flows from gas contracts that expired in 2006 that did not recur in 2007.

Cash used in financing activities for the first quarter of 2007 and 2006 was $0.4 million. Both amounts represent cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed the Trust's 2006 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

Since the review, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, and implemented a corporate whistleblower policy.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

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

The Trust's Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust's 2006 Form 10-K.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Trust's 2006 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit No.		Description
31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: February 14, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)