Form 10-Q
period 2007-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-02-14
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249	$1,365
Accounts receivable	962	488
Notes receivable	-	15
Due from affiliates	367	414
Other current assets	181	82
Total current assets	1,759	2,364
Investment	4,653	4,566
Plant and equipment, net	3,056	3,233
Intangibles, net	897	933
Total assets	$10,365	$11,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27	$131
Due to affiliates	97	27
Total current liabilities	124	158

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	10,470	11,160
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(229)	(222)
Total shareholders’ equity	10,241	10,938
Total liabilities and shareholders’ equity	$10,365	$11,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$961	$1,205	$961	$1,154

Cost of revenues	1,623	2,763	1,118	1,486

Gross loss	(662)	(1,558)	(157)	(332)

Operating expenses:
General and administrative	102	69	43	17
Management fee to Managing Shareholder	136	170	68	85
Total operating expenses	238	239	111	102

Loss from operations	(900)	(1,797)	(268)	(434)

Other income:
Equity in income from Ridgewood Providence
Power Partners, L.P.	515	532	210	228
Interest income	24	4	8	1
Other income	4	4	2	2
Total other income	543	540	220	231

Net loss	$(357)	$(1,257)	$(48)	$(203)

Managing Shareholder - Net loss	$(4)	$(13)	$-	$(2)
Shareholders - Net loss	(353)	(1,244)	(48)	(201)
Net loss per Investor Share	(901)	(3,175)	(122)	(513)
Distributions per Investor Share	1,000	2,000	-	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(733)	$1,131

Cash flows from investing activities:
Proceeds from notes receivable	15	27
Capital expenditures	(2)	-
Net cash provided by investing activities	13	27

Cash flows from financing activities:
Cash distributions to shareholders	(396)	(792)

Net (decrease) increase in cash and cash equivalents	(1,116)	366
Cash and cash equivalents, beginning of period	1,365	303
Cash and cash equivalents, end of period	$249	$669

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2007, and for the six and three month periods ended June 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

5.   INVESTMENT

Ridgewood Providence

Summarized statements of operations data for Ridgewood Providence is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$6,666	$5,960	$3,363	$2,986

Gross profit	1,690	1,512	778	648

Income from operations	1,431	1,476	582	631

Net income	$1,442	$1,489	$588	$636

Trust share of income in Ridgewood Providence	$515	$532	$210	$228

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

7.   TRANSACTIONS WITH MANAGING SHAREHOLDER

The Trust operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trusts’ prior year net asset value which equals $136 and $170 for the six months ended June 30, 2007 and 2006, respectively, as compensation for such services. During the six months ended June 30, 2007 and 2006, the Managing Shareholder forgave $58 and $43, respectively, of unpaid accrued management fees, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues of $1 million for the six months ended June 30, 2007 decreased by $0.2 million from $1.2 million for the first six months of 2006. The decrease of $0.2 million in revenues was primarily due to lower revenues at the Norcals in the second quarter of 2007 as compared to the same period in 2006. The Norcals did not operate except for one month in 2007 and for two months in 2006.

Cost of revenues of $1.6 million for the first six months of 2007 decreased approximately $1.2 million from $2.8 million for the first six months of 2006.  This decrease was primarily due to the gas contracts as 2006 cost of revenues included the impact of the gas contracts, which expired in August 2006.

The Trust recorded a gross loss of $0.7 million for the six months ended June 30, 2007, a decrease of $0.9 million from a gross loss of $1.6 million for the same period in 2006. The decrease in gross loss is primarily due to the 2007 period not having the gas contracts that existed during 2006.

Total assets at June 30, 2007 were $10.4 million, a decrease of $0.7 million from the December 31, 2006 balance of $11.1 million. This was primarily due to a decrease of $1.1 million in cash and cash equivalents, partially offset by an increase of $0.5 million in accounts receivable.  Total liabilities were comparable at June 30, 2007 and December 31, 2006.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues of $1 million for the second quarter of 2007 decreased $0.2 million from $1.2 million for the second quarter of 2006.  The decrease of $0.2 million in revenues was due to decreased revenues at the Norcals in 2007.

Cost of revenues of $1.1 million for the second quarter of 2007 decreased $0.4 million from $1.5 million for the second quarter of 2006.  This was primarily due to the 2006 inclusion of the effect of the gas contracts and as a result of the Norcals not experiencing major maintenance for the second quarter of 2007 as they did in the same period in 2006.

Gross loss of $0.2 million for the second quarter of 2007 decreased approximately $0.1 million compared to the second quarter of 2006 gross loss of $0.3 million, primarily due to the decrease in cost of revenues.

Liquidity and Capital Resources

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

At June 30, 2007, the Trust had cash and cash equivalents of $0.2 million, a decrease of $1.1 million from December 31, 2006.  This decrease was primarily the result of $0.7 million used in operating activities and $0.4 million used in financing activities.

Cash used in operating activities for the six months ended June 30, 2007 was $0.7 million compared to cash provided from operating activities of $1.1 million for the six months ended June 30, 2006.  The decrease of approximately $1.8 million in cash flow from operating activities in the first half of 2007 as compared to the first half of 2006 was primarily due to cash flows from gas contracts that expired in 2006 that did not recur in 2007.

Cash used in financing activities for the first half of 2007 was $0.4 million compared to $0.8 million for the same period in 2006.  Both amounts represent cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust's 2006 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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