Form 10-Q
period 2007-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-02-14
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$895	$1,365
Accounts receivable	1,124	488
Notes receivable	-	15
Due from affiliates	389	414
Other current assets	485	82
Total current assets	2,893	2,364
Investment	4,223	4,566
Plant and equipment, net	2,967	3,233
Intangibles, net	879	933
Total assets	$10,962	$11,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34	$131
Due to affiliates	192	27
Total current liabilities	226	158

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	10,960	11,160
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(224)	(222)
Total shareholders’ equity	10,736	10,938
Total liabilities and shareholders’ equity	$10,962	$11,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$2,691	$2,785	$1,730	$1,580

Cost of revenues	3,063	4,016	1,440	1,253

Gross (loss) profit	(372)	(1,231)	290	327

Operating expenses:
General and administrative	153	83	51	14
Management fee to Managing Shareholder	205	256	69	86
Total operating expenses	358	339	120	100

(Loss) income from operations	(730)	(1,570)	170	227

Other income:
Equity in income from Ridgewood Providence
Power Partners, L.P.	799	802	284	270
Interest income	33	11	9	7
Other income	7	7	3	3
Total other income	839	820	296	280

Net income (loss)	$109	$(750)	$466	$507

Managing Shareholder - Net income (loss)	$1	$(8)	$5	$5
Shareholders - Net income (loss)	108	(742)	461	502
Net income (loss) per Investor Share	275	(1,894)	1,176	1,281
Distributions per Investor Share	1,000	3,000	-	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(87)	$2,527

Cash flows from investing activities:
Proceeds from notes receivable	15	41
Capital expenditures	(2)	-
Net cash provided by investing activities	13	41

Cash flows from financing activities:
Cash distributions to shareholders	(396)	(1,187)

Net (decrease) increase in cash and cash equivalents	(470)	1,381
Cash and cash equivalents, beginning of period	1,365	303
Cash and cash equivalents, end of period	$895	$1,684

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2007, and for the nine and three month periods ended September 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

 SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157159 on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

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

5.   INVESTMENT

Ridgewood Providence

Summarized statements of operations data for Ridgewood Providence is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$10,046	$8,883	$3,380	$2,923

Gross profit	2,682	2,280	992	768

Income from operations	2,222	2,227	791	751

Net income	$2,238	$2,246	$796	$757

Trust share of income in Ridgewood Providence	$799	$802	$284	$270

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

7.   TRANSACTIONS WITH MANAGING SHAREHOLDER

The Trust operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trusts’ prior year net asset value which equals $205 and $256 for the nine months ended September 30, 2007 and 2006, respectively, as compensation for such services.  During the nine months ended September 30, 2007 and 2006, the Managing Shareholder forgave $87 and $70, respectively, of unpaid accrued management fees, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust's 2006 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues of $2.7 million for the nine months ended September 30, 2007 decreased $0.1 million from $2.8 million for the first nine months of 2006.  The decrease was primarily due to a decrease of $99,000 in cogeneration revenues in the first nine months of 2007.

Cost of revenues of $3.1 million for the nine months ended September 30, 2007 decreased approximately $0.9 million from $4 million for the first nine months of 2006.  This decrease was primarily due to the gas contracts as 2006 cost of revenues included the impact of the gas contracts, which expired in August 2006.

The Trust recorded a gross loss of $0.4 million for the nine months ended September 30, 2007, a decrease of approximately $0.8 million from $1.2 million for the first nine months of 2006. The decrease in gross loss is primarily due to the 2007 period not having the gas contracts that existed during 2006.

General and administrative expenses increased by $70,000 to $0.2 million for the nine months ended September 30, 2007 from $83,000 for the same period in 2006 as a result of higher professional fees.

Total assets at September 30, 2007 were $11 million, a decrease of  $0.1 million from the December 31, 2006 balance of $11.1 million. This was primarily due to the increase of $0.6 million in accounts receivable due to slower collections being more than offset by the effect of $0.3 million of depreciation on plant and equipment, $0.3 million in net distributions from the investment in Ridgewood Providence and cash distributions to shareholders of $0.4 million. Total liabilities increased $68,000 from December 31, 2006 to September 30, 2007.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues of $1.7 million in the third quarter of 2007 increased approximately $0.1 million from $1.6 million for the third quarter of 2006.  The increase in revenues was due to an increase in the price of electric power sold by the Norcals to its customer in 2007.

Cost of revenues of $1.4 million for the third quarter of 2007 increased approximately $0.1 million from $1.3 million for the three months ended September 30, 2006.  This was due to an increase in production.

Gross profit of $0.3 million for the third quarter of 2007 and 2006 was comparable.

Liquidity and Capital Resources

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

At September 30, 2007, the Trust had cash and cash equivalents of $0.9 million, a decrease of $0.5 million from the December 31, 2006 balance of $1.4 million. The cash flows for the first nine months of 2007 were primarily $0.1 million used in operating activities and $0.4 million used in financing activities.

Cash used in operating activities for the nine months ended September 30, 2007 was $0.1 million compared to cash provided of $2.5 million for the nine months ended September 30, 2006. The decrease in cash flow of $2.6 million was primarily due to cash flows from gas contracts that expired in 2006 that did not recur in 2007.

Cash used in financing activities for the first nine months of 2007 was $0.4 million compared to $1.2 million for the first nine months of 2006. Both amounts represent cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosure in the Trust's 2006 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is able to make its Exchange Act filings on a timely basis.

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

 The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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