Form 10-K
period 2007-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-03-18
CIK 917032

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2008 was 391.8444.

 FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I
ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993 primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 13.8 megawatts (“MW”) and in two electric cogeneration projects with total capacity of 14.2MW. The Trust’s cogeneration facilities (the "Norcals") suspended operations in the fourth quarter of 2007 and are expected to remain closed at least until May 2008. If the Norcals were to remain closed on a permanent basis, and effectively terminate their agreements with their customer, the Norcals, but not the Trust, may be obligated to pay significant termination fees.

The Trust initiated its private placement offering in January 1994, selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in May 1995, and after payment of offering fees, commissions and investment fees, the Trust had $32.9 million available for investments and operating expenses. As of January 31, 2008, the Trust had 391.8444 Investor Shares outstanding, held by 839 shareholders.

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

            As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the Trust's prior year net asset value, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s projects. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2007 detailing the nature of the business and the portion of the investment owned by the Trust.
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

The Norcals’ contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index; referred to as the Short Run Avoided Cost Methodology ("SRAC").  In 2001, the Norcals entered into amendments to their power contracts, which provided for, among other things, that the Norcals would receive a fixed energy payment (as well as the required capacity payment) for a term of five years, until August 2006.  Upon expiration of the amendment, through the remainder of the term of the contract, the SRAC formula contained in the original contract is being used to determine the energy price paid by PG&E.

The Norcals entered into agreements with Coral Energy Services, Inc. (“Coral”), a subsidiary of Shell Oil, to procure its natural gas fuel at a fixed price through August 2006. Coral and the Norcals also had master re-sale agreements, which also expired in August 2006. Such agreements enabled the Norcals to not take delivery of, and to sell back to Coral, certain amounts of natural gas once predetermined prices have been established. During the contracts, the Norcals re-sold gas back to Coral.

The ability of the Norcals to operate profitably is largely dependent on the price of natural gas. If natural gas prices are at a level where operating costs exceed the revenues the plants can generate, the plants may temporarily close. Historically, the Norcals have been closed during portions of winter and spring. Because of current natural gas prices, the Norcals suspended operations in November 2007 and are expected to remain closed until at least May 2008.

The plants are operated and maintained by RPM, on an at-cost basis.

Ridgewood Providence

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and, in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included an electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island. At December 31, 2007, Ridgewood Providence consisted of nine reciprocating engine/generator sets with a total capacity of 13.8MW, which are fueled by landfill methane gas produced by, and collected from, the landfill. Since 1990, electricity generated by Ridgewood Providence has been sold to New England Power Service Company under a long-term electricity sales contract. The contract expires in 2020 but becomes a market-rate contract in 2010.

Ridgewood Providence occupies the site and uses the gas from the landfill under the terms of a long-term agreement with the Rhode Island Resource Recovery Corporation (“RIRRC”), a Rhode Island public corporation that owns and operates the landfill.

In April 2002, the Managing Shareholder formed Ridgewood Rhode Island Generation LLC (“RRIG”) for the purpose of utilizing a portion of the supply of gas from the landfill that is in excess of the quantity that could be used by Ridgewood Providence. The project owned by RRIG reached full operation in October 2005 and has a capacity of 8.5MW. RRIG has rights to gas from the landfill for the purpose of operating the RRIG project under a long-term agreement with RIRRC. Other than an environmental indemnity agreement involving RIRRC, RRIG and Ridgewood Providence (among others), there is no commercial relationship between RRIG and Ridgewood Providence. The landfill currently generates more gas than can be utilized by the combined projects of Ridgewood Providence and RRIG. Operations and maintenance support for both Ridgewood Providence and RRIG are provided by RPM, on an at cost basis.

In August 2003, Ridgewood Gas Services, LLC (“RGS”), a subsidiary of the Trust and Trust IV, entered into separate agreements with RIRRC and Central Gas Limited Partnership (“CGLP”) (each of which owns a gas collection system on the landfill that is used to provide landfill gas to Ridgewood Providence and RRIG) to provide gas collection and management services to those entities. RGS acquired the CGLP gas collection system and terminated the services agreement with CGLP effective December 31, 2007.

Pursuant to the terms of an Environmental Attribute Agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 30% net revenue royalties, which are derived from the sale of Renewable Portfolio Standards Attributes and certain other environmental attributes (“RPS Attributes”) relating to Ridgewood Providence. The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for extensions of additional ten year terms.

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”), which among other things, requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas. Beginning in 2003, each such retail supplier must obtain at least one percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

In January 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the Renewable Portfolio Standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence became qualified, it has been able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWhs”) that are ineligible under Massachusetts standards into the Connecticut market. During 2007 and 2006, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell a portion of its 2008 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of these agreements, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence  and its affiliates produce insufficient RPS Attributes for such option year, Ridgewood Providence and its affiliates face a penalty, which is adjusted annually for the change in the consumer price index, among other things, of up to approximately $3.8 million, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, Ridgewood Providence is liable for 8% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates. The power marketer exercised its option to purchase 2008 RPS Attributes.

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

On February 19, 2008, the Trust received a distribution of $494,000 related to the bankruptcy of Globe Manufacturing Corporation (“Globe”), which occurred in January 2001. The Trust had filed a claim against Globe totaling $4 million and is unable to determine if any of the remaining claim will be satisfied.

Significant Customers and Supplier

During 2007 and 2006, the Trust’s largest customer, PG&E, accounted for 100% and 97% of total revenues, respectively. During 2007 and 2006, the Trust purchased all of its gas from Coral.

Project Feedstock/Raw Materials

The investments of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The cogeneration facilities use natural gas as fuel. Unless contracted for otherwise, the price charged for the gas is based on current market conditions. The landfill facility consists of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Gas is collected from the landfills as it is produced through natural anaerobic digestion of the waste. Ridgewood Providence does not own or operate the landfill but has arrangements with the site owner/operator, which gives the project certain rights, including the right to occupy the compounds and use the gas from the landfill. These arrangements are set out in long-term agreements that include provisions for royalty payments from the project to the landfill operations as compensation for granting of these rights.

Competition

Power generated from the Norcal projects and Ridgewood Providence is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of their finished product. Ridgewood Providence competes with other renewable energy producers for the sale of its RPS Attributes.

Government Incentives and Regulation

Projects of the Trust have been subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals. The projects of the Trust also operate under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

Ridgewood Providence qualifies for incentives because of its use of renewable fuel, as described under “Projects and Properties – Ridgewood Providence”, above.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust’s Ridgewood Providence business depends on the production of landfill methane gas from the landfill sites on which they operate and access to that gas production.

The electricity production of Ridgewood Providence is typically limited by the available amount of landfill methane gas used as fuel by the project. A number of factors influence the amount of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by the landfill operator, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, Ridgewood Providence may not maintain profitable output levels.

The Trust’s Ridgewood Providence business is subject to interruption of its business operations.

The electric generating plant owned by Ridgewood Providence is located on property owned by the landfill from which Ridgewood Providence derives the methane gas to power its plant. If the landfill expands in the direction of the electric generating plant, it is possible that the site on which the electric generating plant is located may be included in such expansion. If such an expansion occurs, Ridgewood Providence might have to relocate or abandon the electricity generating plant.  Were this to occur, Ridgewood Providence could face a temporary or permanent loss of the revenues from this plant.

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

Regulatory changes, such as emission control changes, could impact the daily operations of the Trust’s projects. Such changes could increase costs at affected projects or prevent certain projects from operating.

The Trust’s projects sell at open market prices or at prices determined using market-based formulas and could be adversely impacted by unfavorable changes in market prices.

Ridgewood Providence currently sells electricity at fixed prices under a long-term contract but, beginning in 2010, is scheduled to sell electricity at market prices.  If market prices for electricity fall sufficiently, it may not be able to operate profitably. Ridgewood Providence also sells a portion of its RPS Attributes it produces at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes is anticipated to increase in the coming years. If this increase in supply results in a decrease in the market prices for RPS Attributes, the profitability of Ridgewood Providence would decline.

The prices which the Norcals sell electricity depend on a formula based on the market price of natural gas. Higher prices for natural gas could result in higher electricity prices, but the contract formula does not fully compensate for the higher fuel prices. As a result, if energy prices increase, the Norcals may not be able to operate profitably.

The operations of the Trust have limited capital, and have limited access to new capital.

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

The primary equipment of the Trust includes reciprocating engine generator sets. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Additionally, if the Norcals were to become closed on permanent basis, these projects, but not the Trust itself, may be in breach of their contracts with PG&E and could be subject to claims. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Trust’s interest in projects is illiquid. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, subject to shareholder approvals as detailed in the Declaration of Trust, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

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

 Holders

As of January 31, 2008, there were 839 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

	2007	2006
Distributions to Investors	$500	$1,651
Distributions per Investor Share	1,276	4,200
Distributions to Managing Shareholder	5	17

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on December 6, 1993 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 13.8MW and in two electric cogeneration projects with total capacity of 14.2MW. The Trust’s cogeneration facilities suspended operations in the fourth quarter of 2007 and expect to remain closed until at least May 2008. If the Norcals were to remain closed on a permanent basis, and effectively terminate their agreements with PG&E, the Norcals, but not the Trust, may be obligated to pay significant termination fees.

The Trust's projects derive their revenue primarily from the sale of generated electricity and sales of related RPS Attributes. For the year ended December 31, 2007, Ridgewood Providence derived 38%, or $5.2 million, of its annual revenues from the sales of RPS Attributes. As discussed in Item 1. "Risk Factors", the Trust is anticipating an increase in the coming years in the available supply of RPS Attributes. If this increase in supply has an adverse affect on prices for these attributes, profitability would decline at Ridgewood Providence.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 35.7% interest in Ridgewood Providence, which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment. The remaining 64.3% of Ridgewood Providence is owned by Trust IV.

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

Plant and Equipment

Plant and equipment, consisting principally of electrical generating machinery and power generation facilities, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

Gas Contracts

In August 2001, the Norcals entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust determined that these contracts were derivatives as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust designated the derivatives as non-hedge instruments. Accordingly, the values of the contracts based on the differences between contract prices and market value prices were recognized as an asset or a liability in the consolidated balance sheets. Changes in the carrying value of the contracts were reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, the Norcals completed their contractual agreements to resell the purchased gas back to their gas supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with these contracts.

Management Fees

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of fees and related interest, as well as various professional service fee reimbursements. Any waived management fees, interest or reimbursements are deemed capital contributions at the time of waiver.  The shareholders of the Trust other than the Managing Shareholder are allocated 99% of each contribution and the Managing Shareholder is allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.  Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) with no impact on its consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Results of Operations

Revenues decreased by $0.2 million, or 5.6%, from $3.8 million in 2006 to $3.6 million in 2007.  This decrease was attributable to decreased revenues at the Norcals and cogeneration.  The Norcals suspended operations in the fourth quarter of 2007 and the cogeneration facilities ceased operations in the fourth quarter of 2006.

Cost of revenues decreased by $1.2 million, or 21.7%, from $5.5 million for 2006 to $4.3 million in 2007. This decrease was primarily attributable to decreased costs of $2.5 million related to the effect of accounting for gas contracts which expired in August 2006, as natural gas prices decreased during 2006, partially offset by $0.7 million of increased fuel costs in 2007 at the Norcals.

Gross loss of $1.7 million in 2006 decreased by $1 million to a gross loss of $0.7 million for 2007. This was primarily due to decreased costs of revenues attributable to the accounting for gas contracts partially offset by lower revenues of $0.2 million.

General and administrative expenses increased by $0.5 million from $0.1 million in 2006 to $0.6 million in 2007. This increase was primarily attributable to higher professional fees.

The management fee due to the Managing Shareholder for 2007 and 2006 was $0.3 million. The management fee was for certain management, administrative and advisory services, office space and other facilities provided to the Trust. In 2007 and 2006, the Managing Shareholder waived its right to receive $0.4 million and $0.1 million, respectively, of unpaid accrued management and professional fees.

In 2007, the Trust recorded an impairment of $3.7 million related to its remaining balance in plant, equipment and intangibles at the Norcal projects. The Trust did not record any impairments in 2006.

Liquidity and Capital Resources

At December 31, 2007, the Trust had cash and cash equivalents of $1.9 million, an increase of $0.5 million from December 31, 2006. The cash flows for the year 2007 were $1 million provided by operating activities, $13,000 provided by investing activities and $0.5 million used in financing activities.

In 2007, the Trust’s operating activities generated cash of $1 million compared to $2.7 million in 2006, a decrease of $1.7 million, primarily due to cash flows from gas contracts that expired in 2006 that did not recur in 2007.

In 2007, the Trust used cash of $0.5 million in financing activities as compared to $1.7 million in 2006; both amounts represent cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

At December 31, 2007, the Trust’s contractual obligations are as follows (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Ground operating leases	$2,309	$173	$346	$346	$1,444

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

The Trust previously reported the following material weaknesses:

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

During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures and implemented a corporate whistleblower policy. Management of the Trust believes that it has corrected the weakness regarding inadequate record retention and believes that these improvements in disclosure controls and procedures, coupled with those implemented earlier in 2007, when fully operational, will correct the remainder of the previously reported weaknesses in its disclosure controls and procedures.

As of December 31, 2007, the Trust was still delinquent in its filings with the SEC. As a result, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Trust’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

While no material weaknesses were noted during their assessment using those criteria, it was noted that many of the Trust’s current disclosure procedures and controls were only recently put into place and were not operational during the entire year. Based on this, the Trust has not sufficiently demonstrated compliance with its procedures related to internal control over financial reporting. Accordingly, management of the Trust concluded that as of December 31, 2007, the Trust’s internal control over financial reporting was not effective. To mitigate the impact of this lack of effective internal control over financial reporting, the Trust’s Chief Executive Officer and Chief Financial Officer expanded their review of the disclosures contained in this Form 10-K by reviewing additional supporting materials and conducting interviews of management.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were met during the year ended December 31, 2007.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2007 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at December 31, 2007. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s prior year net asset value, which equaled $273,000 for the year ended December 31, 2007, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2007, the Trust made management fee payments to the Managing Shareholder of $158,000.  During the fourth quarter of 2007, the Managing Shareholder forgave $115,000 of unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $248,000 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For the year ended December 31, 2007, RPM charged the projects approximately $223,000 for overhead items allocated in proportion to the amount invested in projects managed.  In addition, for the year ended December 31, 2007, RPM charged the projects approximately $4,248,000 for direct expenses incurred during 2007.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $5,000 for the year ended December 31, 2007. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2007 and 2006 (in thousands).

	2007	2006

Audit fees	$320	$138
Tax fees[1]	24	29
Total	$344	$167

[1]	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

14			Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21			Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on January 25, 2008).

31.1		*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

Exhibit No.		Description

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: March 17, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	March 17, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 17, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	March 17, 2008
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust III (a Delaware trust) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 17, 2008

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,863	$1,365
Accounts receivable	294	488
Notes receivable	-	15
Due from affiliates	304	414
Other current assets	141	82
Total current assets	2,602	2,364
Investment	3,961	4,566
Plant and equipment, net	-	3,233
Intangibles, net	-	933

Total assets	$6,563	$11,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$166	$131
Due to affiliates	40	27
Total current liabilities	206	158

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	6,625	11,160
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(268)	(222)
Total shareholders’ equity	6,357	10,938

Total liabilities and shareholders’ equity	$6,563	$11,096

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006

Revenues	$3,558	$3,768

Cost of revenues	4,301	5,490

Gross loss	(743)	(1,722)

Operating expenses:
General and administrative expenses	600	103
Management fee to Managing Shareholder	273	341
Impairment of plant, equipment and intangibles	3,738	-
Total operating expenses	4,611	444

Loss from operations	(5,354)	(2,166)

Other income (expense):
Equity in income from investment	859	1,005
Interest income	48	30
Interest expense	-	(5)
Other income	8	9
Total other income, net	915	1,039

Net loss	$(4,439)	$(1,127)

Managing Shareholder - Net loss	$(44)	$(11)
Shareholders - Net loss	(4,395)	(1,116)
Net loss per Investor Share	(11,218)	(2,849)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands)
		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$13,827	$(195)	$13,632
Net loss	(1,116)	(11)	(1,127)
Cash distributions	(1,651)	(17)	(1,668)
Capital contribution	100	1	101
Balance at December 31, 2006	11,160	(222)	10,938

Net loss	(4,395)	(44)	(4,439)
Cash distributions	(500)	(5)	(505)
Capital contribution	360	3	363
Balance at December 31, 2007	$6,625	$(268)	$6,357

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,439)	$(1,127)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	430	433
Impairment of plant, equipment and intangibles	3,738	-
Equity in income from investment	(859)	(1,005)
Distributions from investment	1,464	1,071
Gas forward contract	-	2,482
Forgiveness of professional and management fees and related interest	363	101
Change in operating assets and liabilities:
Accounts receivable	194	407
Due to/from affiliates, net	123	279
Other current assets	(58)	6
Accounts payable and accrued expenses	34	28
Total adjustments	5,429	3,802
Net cash provided by operating activities	990	2,675

Cash flows from investing activities:
Proceeds from notes receivable	15	55
Capital expenditures	(2)	-
Net cash provided by investing activities	13	55

Cash flows from financing activities:
Cash distributions to shareholders	(505)	(1,668)

Net increase in cash and cash equivalents	498	1,062
Cash and cash equivalents, beginning of year	1,365	303
Cash and cash equivalents, end of year	$1,863	$1,365

Supplemental disclosure of cash flow information:
Interest paid	$-	$5

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

1.     DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trusts have characteristics that qualify the projects for government incentives.

The Trust’s accompanying consolidated financial statements include the acounts of the Trust and its wholly-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 35.7% limited partnership interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.  Ridgewood Providence and the Trust, along with Ridgewood Electric Power Trust IV ("Trust IV") and Ridgewood Rhode Island Generation LLC (“RRIG”), are evaluating expanding the generation facilities at the site. If such expansion were to occur, the Trust may make an additional investment in Ridgewood Providence.

The Trust’s cogeneration facilities suspended operations in the fourth quarter of 2007 and are expected to remain closed at least until May 2008 (see Note 3).

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

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. Cash balances with banks as of December 31, 2007 and 2006 exceeded insured limits by $1,763 and $1,265, respectively.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

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

h) Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximates their fair value.

 i) Gas Contracts

In August 2001, subsidiaries of the Trust entered into agreements to purchase natural gas, at fixed prices, over a five-year term in connection with entering into an amendment fixing the sales price of electric power sales contracts for a similar term. These contracts were entered into in order to minimize the impact of fluctuating energy prices. The Trust determined that these contracts were derivatives as defined under Statement of Financial Accounting Standard (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Trust designated these derivatives as non-hedge instruments. Accordingly, the value of these contracts based on the differences between contract prices and market value prices was recognized as an asset or a liability in the balance sheet. Changes in the carrying value of these contracts were reflected as a component of cost of revenues in the consolidated statements of operations. During the third quarter of 2006, these subsidiaries completed their contractual agreements to resell the purchased gas back to their supplier and therefore, there is no longer any value recorded on the consolidated balance sheets associated with these contracts.

During the year ended December 31, 2006, the Trust recorded a loss, as a component of cost of revenues, from changes in the value of its gas supply contracts of $2,482. There was no gain or loss recorded during the year ended December 31, 2007, as the contracts had expired in the prior year.

j) Comprehensive Loss

The Trust's comprehensive loss consists only of net loss.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

k) Significant Customer and Supplier

During 2007 and 2006, the Trust’s largest customer accounted for 100% and 97.1% of total revenues, respectively. During 2007 and 2006, the Trust purchased 100% of its gas from one supplier.

l) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.  Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) with no impact on its consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

m) Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

3.    PROJECTS AND IMPAIRMENT OF LONG-LIVED ASSETS

JRW Associates, L.P.

In January 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P. (“San Joaquin”) which owns and operates an 8.5 megawatt (“MW”) electric cogeneration facility, located in Atwater, California.  The aggregate purchase price was $4,900, including transaction costs.

The acquisition of San Joaquin was accounted for as a purchase and the results of operations of San Joaquin have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values.  Of the purchase price, $1,400 was allocated to the Electric Power Sales Contract and was being amortized over the life of the contract (25 years).

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

Byron Power Partners, L.P.

In January 1995, the Trust caused the formation of Byron Power Partners, L.P. (“Byron”) in which the Trust owns 100% of the partnership interests.  In January 1995, Byron acquired a 5.7MW electric cogeneration facility, located in Byron, California. The aggregate purchase price was $2,509, including transaction costs. The purchase price was allocated to the net assets acquired, based on their respective fair values.  Of the purchase price, $420 was allocated to the Electric Power Sales Contract and was being amortized over the life of the contract (25 years).

Impairment of San Joaquin and Byron

In connection with the Trust's 2008 annual budget cycle, which is part of its 2007 year-end financial closing process, the Trust performed impairment assessments of San Joaquin and Byron. These impairment assessments were determined using a discounted cash flow valuation methodology, and the Trust noted that the carrying value of the assets exceeded their estimated fair value. Therefore, effective December 31, 2007, the remaining net book value of their plant, equipment and intangible assets was fully impaired with a resulting impairment expense of $3,738 recorded in the fourth quarter of 2007.

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

4.    INVESTMENT

Ridgewood Providence

In 1996, Ridgewood Providence was formed as a Delaware limited partnership which acquired a 12.3MW electrical generating station, located at the Central Landfill in Johnston, Rhode Island.  In 1997, the capacity was increased to 13.8MW. The Trust owns a 35.7% limited partnership interest in Ridgewood Providence and its general partner.

The project is fueled by methane gas produced and collected from the landfill. The electricity generated is sold pursuant to a long-term contract. The remaining 64.3% of Ridgewood Providence is owned by Trust IV, whose managing partner is also RRP.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

Summarized balance sheet data for Ridgewood Providence at December 31, 2007 and 2006 is as follows:

	2007	2006
Current assets	$2,839	$2,944
Non-current assets	9,360	10,822
Total assets	$12,199	$13,766

Current liabilities	$1,102	$975
Equity	11,097	12,791
Total liabilities and equity	$12,199	$13,766

Trust share of Ridgewood Providence equity	$3,961	$4,566

Summarized statements of operations data for Ridgewood Providence for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Revenues	$13,485	$11,999

Cost of revenues	10,161	9,138
Other expenses	918	47
Total expenses	11,079	9,185

Net income	$2,406	$2,814

Trust share of income in Ridgewood Providence	$859	$1,005

5.    PLANT AND EQUIPMENT

At December 31, 2007 and 2006, plant and equipment at cost and accumulated depreciation were:

	2007	2006
Building	$-	$319
Machinery and equipment	-	6,838
	-	7,157
Less: accumulated depreciation	-	(3,924)
	$-	$3,233

In the fourth quarter of 2007, the Trust recorded an asset impairment of its remaining net book value of plant and equipment related to the San Joaquin and Byron projects.

For the years ended December 31, 2007 and 2006, depreciation expense was $358 and $361, respectively, which is included in cost of revenues.

6.   INTANGIBLES

At December 31, 2007 and 2006, the gross and net carrying amounts of the electric sales contracts were:

	2007	2006
Electricity sales contracts - gross	$-	$1,794
Less: accumulated amortization	-	(861)
Intangibles, net	$-	$933

A portion of the purchase price of the San Joaquin and Byron was assigned to electric power sales contracts and was being amortized over the lives of the contracts on a straight-line basis. In the fourth quarter of 2007, the Trust recorded an asset impairment of its remaining net book value of intangibles related to the San Joaquin and Byron projects.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

For each of the years ended December 31, 2007 and 2006, amortization expense was $72, which is included in cost of revenues.

7.    TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s prior year net asset value which equals $273 and $341 for the years ended December 31, 2007 and 2006, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2007 and 2006, the Trust made management fee payments to the Managing Shareholder of $158 and $245, respectively.  During the fourth quarter of 2007 and 2006, the Managing Shareholder forgave $115 and $96 of unpaid accrued management fees, respectively. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $248, relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

The Trust had no accrued interest expense relating to management fees in 2007. In 2006, the Trust accrued interest expense of $5 on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as a deemed capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management ("RPM"), an affiliate of the Managing Shareholder, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2007 and 2006, RPM charged the projects $223 and $237, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2007 and 2006, RPM charged the projects $4,248, and $3,624, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $5 and $17 for the years ended December 31, 2007 and 2006, respectively. The Trust has not yet reached Payout.

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens, and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

 In October 2003, the Trust obtained from its bank two standby letters of credit to secure the gas purchases for the Byron and San Joaquin projects. The Trust used its credit facility to collateralize the letters of credit. These two standby letters of credit expired in August 2006 and at December 31, 2005, were a combined total of $350.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At December 31, 2007 and 2006, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2007	2006	2007	2006

RPM	$296	$396	$-	$-
RRP	7	5	-	-
Providence	-	-	39	27
Other affiliates	1	13	1	-
Total	$304	$414	$40	$27

8.    COMMITMENTS AND CONTINGENCIES

The Trust, through certain of its subsidiaries, has two long-term operating ground leases with future minimum lease payments as of December 31, 2007 as follows:

Years Ended December 31,
2008	173
2009	173
2010	173
2011	173
2012	173
Thereafter	1,444
Total	$2,309

Rent expense for the years ended December 31, 2007 and 2006 was $206 and $185, respectively.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

If San Joaquin and Bryron were to remain closed on a permanent basis, and effectively terminate their agreements with their customer, these subsidiaries, but not the Trust, may be obligated to pay significant termination fees.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( dollar amounts in thousands, except per share data )

9.     SUBSEQUENT EVENT

On February 19, 2008, the Trust received a distribution of $494 related to the bankruptcy of Globe Manufacturing Corporation (“Globe”), which occurred in January 2001. The Trust had filed a claim against Globe totaling $4,000 and is unable to determine if any of the remaining claim will be satisfied. The Trust will record this receipt, and additional receipts, if any, as other income at the time of receipt.