Form 10-Q
period 2008-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-08-12
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Not Applicable
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
 Yes ☐   No ☒

As of June 30, 2008, there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124	$1,863
Accounts receivable	1,250	294
Due from affiliates	253	304
Other current assets	631	141
Total current assets	2,258	2,602
Investment	3,410	3,961

Total assets	$5,668	$6,563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140	$166
Due to affiliates	45	40
Total liabilities	185	206

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	5,760	6,625
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(277)	(268)
Total shareholders’ equity	5,483	6,357

Total liabilities and shareholders’ equity	$5,668	$6,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$1,277	$961	$1,250	$961

Cost of revenues	2,129	1,623	1,685	1,118

Gross loss	(852)	(662)	(435)	(157)

Operating expenses:
General and administrative expenses	473	102	51	43
Management fee to Managing Shareholder	79	136	39	68
Total operating expenses	552	238	90	111

Loss from operations	(1,404)	(900)	(525)	(268)

Other income (expense):
Equity in (loss) income of Ridgewood Providence	(159)	515	(318)	210
Interest income	17	24	5	8
Other income	672	4	176	2
Total other income (expense), net	530	543	(137)	220

Net loss	$(874)	$(357)	$(662)	$(48)

Managing Shareholder - Net loss	$(9)	$(4)	$(7)	$-
Shareholders - Net loss	(865)	(353)	(655)	(48)
Net loss per Investor Share	(2,208)	(901)	(1,672)	(122)
Distributions per Investor Share	-	1,000	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net cash used in operating activities	$(1,739)	$(733)

Cash flows from investing activities:
Proceeds from notes receivable	-	15
Capital expenditures	-	(2)
Net cash provided by investing activities	-	13

Cash flows from financing activities:
Cash distributions to shareholders	-	(396)

Net decrease in cash and cash equivalents	(1,739)	(1,116)
Cash and cash equivalents, beginning of period	1,863	1,365
Cash and cash equivalents, end of period	$124	$249

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2008, and for the six and three months ended June 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

4.   INVESTMENT

Summarized statements of operations data for Ridgewood Providence for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$5,234	$6,666	$1,952	$3,363

Gross profit (loss)	714	1,690	(86)	778

(Loss) income from operations	(451)	1,431	(894)	582

Net (loss) income	(445)	1,442	(892)	588

Trust share of (loss) income in Ridgewood Providence	(159)	515	(318)	210

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

6.  OTHER INCOME

In the second quarter of 2008, the Trust received a property tax reassessment refund of $176 for San Joaquin. In addition, during the first quarter of 2008, the Trust received a distribution of $494 related to the bankruptcy of Globe Manufacturing Corporation (“Globe”), which occurred in January 2001.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

7.   COMMITMENTS AND CONTINGENCIES

Ridgewood Providence, together with Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”) and Ridgewood Rhode Island Generation, LLC, each of which is an affiliate of Ridgewood Providence (collectively, the “Companies”), have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices. If the Companies fail to supply the required number of RPS Attributes, liquidated damages may be assessed.  In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and the Companies produce no renewable attributes for such option year, the Companies face maximum liquidated damages, which are adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Ridgewood Providence is liable for 8% of the total liquidated damages, but may be liable up to 100% in the event of default by any of the Companies. In addition, the Trust (together with several other Trusts managed by the Managing Shareholder) is a guarantor of the Companies’ obligations under the agreement and as such, could be liable for a maximum percentage of the Companies’ liabilities under the agreement.  In the fourth quarter of 2007, the power marketer notified the Companies that it has elected to purchase the output for 2008 as specified in the agreement. As of June 30, 2008 and 2007, the Companies have satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no liquidated damages were incurred. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 (none of which was provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or are being marketed for sale by the other Trusts, as collateral for the obligations of the Companies under the agreement.  The agreement, as amended, also limits the dividends and distributions and the incurrence of debt by Ridgewood Providence.  The amendment also defers the timing on the payment for the RPS Attributes and eliminates the limits on the liability of the Trusts under the guarantees.

The Norcals have two long-term non-cancelable operating ground leases with future minimum lease payments of approximately $173 per annum.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trusts and other affiliates by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues increased $0.3 million, or 32.9%, to $1.3 million for the six months ended June 30, 2008 as compared to $1 million for the same period in 2007. The Norcals resumed partial operations in May 2008 as compared to operating for only one month in the first half of 2007. The Norcals suspend operations when the estimated incremental cost of production exceeds the estimated revenues from electricity sold and, therefore, no revenues would be generated and recorded during that period.

Cost of revenues increased $0.5 million, or 31.2%, to $2.1 million for the six months ended June 30, 2008 as compared to $1.6 million for the same period in 2007. This increase was primarily due to an increase of $0.3 million in higher fuel expenses, $0.2 million in higher headcount expenses and $0.2 million in higher repair expense at San Joaquin. This increase was partially offset by $0.2 million in lower depreciation and amortization expense during the six months ended June 30, 2008 as plant, equipment and intangibles were fully impaired in the fourth quarter of 2007.

The Trust recorded a gross loss of $0.9 million for the six months ended June 30, 2008, as compared to $0.7 million for the same period in 2007, an increase of $0.2 million, or 28.7%. Gross loss increased due to an increase in cost of revenues partially offset by an increase in revenues.

General and administrative expenses increased $0.4 million to $0.5 million for the six months ended June 30, 2008 as compared to $0.1 million for the same period in 2007. This was primarily due to an increase in professional fees during the first quarter of 2008.

For the six months ended June 30, 2008, the Trust recorded equity loss of $0.2 million from its investment in Ridgewood Providence compared to equity income of $0.5 million for the same period in 2007. The decrease in equity income of $0.7 million in the 2008 period was primarily attributable to a decrease in renewable attribute revenues resulting from unsold, but produced, renewable energy credits due to low market demand. In addition, decrease in equity income is also due to an increase in professional fees, partially offset by a decrease in fuel and royalty expenses.

For the six months ended June 30, 2008, the Trust recorded other income of $0.7 million, which represents a property tax reassessment refund of $0.2 million for San Joaquin. In addition, the Trust recorded other income of $0.5 million, which represents the amount received during the first quarter of 2008 as a result of the claim filed against an on-site cogeneration facility owned by Globe.

Total assets decreased $0.9 million from $6.6 million at December 31, 2007 to $5.7 million at June 30, 2008. This decrease was primarily due to decreases of $1.7 million in cash and cash equivalents and $0.6 million in investment in Ridgewood Providence, partially offset by increases of approximately $0.9 million in accounts receivable and $0.5 million in other current assets. Total liabilities of $0.2 million at June 30, 2008 were comparable to total liabilities at December 31, 2007.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues increased $0.3 million, or 30%, from $1 million in the second quarter of 2007 to $1.3 million for the same period in 2008. The Norcals resumed partial operations in May 2008 as compared to operating for only one month in the second quarter of 2007.

Cost of revenues increased $0.6 million, or 50.7%, from $1.1 million in the second quarter of 2007 to $1.7 million for the same period in 2008. This increase was primarily due to higher repair and fuel expenses.

The Trust recorded a gross loss of $0.4 million in the second quarter 2008, as compared to $0.2 million for the same period in 2007, an increase of approximately $0.2 million. Gross loss increased due to an increase in cost of revenues partially offset by increased revenues.

In the second quarter of 2008, the Trust recorded equity loss of $0.3 million from its investment in Ridgewood Providence compared to equity income of $0.2 million for the same period in 2007. The decrease in equity income of $0.5 million in the 2008 period was primarily attributable to a decrease in renewable attribute revenues resulting from unsold, but produced, renewable energy credits due to low market demand.  In addition, decrease in equity income is also due to an increase in professional fees, partially offset by a decrease in fuel and royalty expenses.

In the second quarter of 2008, the Trust recorded other income of $0.2 million, which represents a property tax reassessment refund for San Joaquin.

Liquidity and Capital Resources

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

At June 30, 2008, the Trust had cash and cash equivalents of $0.1 million, a decrease of approximately $1.8 million from $1.9 million at December 31, 2007. The cash flows for the six months ended June 30, 2008 represents $1.7 million used in operating activities.

Cash used in operating activities for the six months ended June 30, 2008 was $1.7 million as compared to $0.7 million for the six months ended June 30, 2007. The increase in cash flow used by operating activities of $1 million was primarily due to an increase in accounts receivable, other current assets and a decrease in cash distributions from Ridgewood Providence.

For the six months ended June 30, 2008, there were no cash flows from financing activities. For the six months ended June 30, 2007, cash flows from financing activities represented cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

Under an agreement with a power marketer, Ridgewood Providence, an investment of the Trust, is not permitted to make dividends or distributions to its owners nor is it able to incur new indebtedness. Notwithstanding these restrictions, the Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust, along with other Trusts managed by the Managing Shareholder, are jointly and severally liable for penalties if Ridgewood Providence and affiliates fail to produce RPS Attributes under an agreement with a power marketer, as more fully described in Note 7 to the Trust’s condensed consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: August 12, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)