Form 10-Q
period 2008-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2008-11-07
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

Commission file number:   0-23432

RIDGEWOOD ELECTRIC POWER TRUST III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3264565
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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
 Yes ☐   No ☒

As of September 30, 2008, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90	$1,863
Accounts receivable	1,225	294
Due from affiliates	409	304
Other current assets	279	141
Total current assets	2,003	2,602
Investment	3,038	3,961

Total assets	$5,041	$6,563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32	$166
Due to affiliates	85	40
Total liabilities	117	206

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	5,206	6,625
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(282)	(268)
Total shareholders’ equity	4,924	6,357

Total liabilities and shareholders’ equity	$5,041	$6,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues	$3,181	$2,691	$1,904	$1,730

Cost of revenues	4,236	3,063	2,107	1,440

Gross (loss) profit	(1,055)	(372)	(203)	290

Operating expenses:
General and administrative expenses	528	153	55	51
Management fee to Managing Shareholder	119	205	40	69
Total operating expenses	647	358	95	120

(Loss) income from operations	(1,702)	(730)	(298)	170

Other (expense) income:
Equity in (loss) income of Ridgewood Providence	(424)	799	(265)	284
Other income	693	40	4	12
Total other income (expense), net	269	839	(261)	296

Net (loss) income	$(1,433)	$109	$(559)	$466

Managing Shareholder - Net (loss) income	$(14)	$1	$(6)	$5
Shareholders - Net (loss) income	(1,419)	108	(553)	461
Net (loss) income per Investor Share	(3,621)	275	(1,411)	1,176
Distributions per Investor Share	-	1,000	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net cash used in operating activities	$(1,773)	$(87)

Cash flows from investing activities:
Proceeds from notes receivable	-	15
Capital expenditures	-	(2)
Net cash provided by investing activities	-	13

Cash flows from financing activities:
Cash distributions to shareholders	-	(396)

Net decrease in cash and cash equivalents	(1,773)	(470)
Cash and cash equivalents, beginning of period	1,863	1,365
Cash and cash equivalents, end of period	$90	$895

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust III (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 18, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2008, and for the nine and three months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”) (collectively the “Norcals”). The Trust’s condensed consolidated financial statements also include the Trust’s 35.7% limited partnership interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”), which is accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

Consistent with the past operating practices, the Norcals suspended their operations in the fourth quarter of 2007. Other than Byron resuming its operations briefly in January 2008, the Norcals remained closed until the partial resumption of their operations in May 2008. The Norcals suspended operations in October 2008 and are expected to resume operations in May 2009.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  Staff Position 157-3 does not have a material impact on its condensed consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

4.   INVESTMENT

Summarized statements of operations data for Ridgewood Providence for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$7,251	$10,046	$2,017	$3,380

Gross profit	851	2,682	137	992

(Loss) income from operations	(1,195)	2,222	(744)	791

Net (loss) income	(1,187)	2,238	(742)	796

Trust share of (loss) income in Ridgewood Providence	(424)	799	(265)	284

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

7.   COMMITMENTS AND CONTINGENCIES

Ridgewood Providence, together with Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”) and Ridgewood Rhode Island Generation, LLC (“RRIG”), each of which is an affiliate of Ridgewood Providence (collectively, the “Companies”), have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices. If the Companies fail to supply the required number of RPS Attributes, liquidated damages may be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and the Companies produce no renewable attributes for such option year, the Companies face maximum liquidated damages, which are adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Ridgewood Providence is liable for 8% of the total liquidated damages, but may be liable up to 100% in the event of default by any of the Companies. In addition, the Trust (together with several other Trusts managed by the Managing Shareholder) is a guarantor of the Companies’ obligations under the agreement and as such, could be liable for a maximum percentage of the Companies’ liabilities under the agreement. In the fourth quarter of 2007, the power marketer notified the Companies that it has elected to purchase the output for 2008 as specified in the agreement. As of September 30, 2008 and 2007, the Companies have satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no liquidated damages were incurred. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 (none of which was provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or are being marketed for sale by the other Trusts, as collateral for the obligations of the Companies under the agreement. The agreement, as amended, also limits the dividends and distributions and the incurrence of debt by Ridgewood Providence. The amendment also defers the timing on the payment for the RPS Attributes and eliminates the limits on the liability of the Trusts under the guarantees. Ridgewood Providence’s portion of the deposits total $405 at September 30, 2008; Trust III does not have any amounts directly on deposit with the power marketer. To the Trust’s knowledge, the power marketer does not have the deposits segregated. In September 2008, the power marketer announced it was being acquired. Ridgewood Providence and the Trust do not believe any impairment in the recorded value of the deposit is warranted.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Norcals have two long-term non-cancelable operating ground leases with future minimum lease payments of approximately $173 per annum.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues increased $0.5 million to $3.2 million for the nine months ended September 30, 2008, as compared to $2.7 million for the same period in 2007.  The increase in revenue of 18.2% was primarily due to an increase in the sale price of electricity generated.

Cost of revenues increased approximately $1.1 million, or 38.3%, to $4.2 million for the nine months ended September 30, 2008, as compared to $3.1 million for the same period in 2007.  This was primarily due to increases of $0.8 million in fuel expenses, $0.2 million in headcount expenses and $0.4 million in repair expense at San Joaquin. This increase was partially offset by $0.3 million in lower depreciation and amortization expense during the nine months ended September 30, 2008 as plant, equipment and intangibles were fully impaired in the fourth quarter of 2007.

The Trust recorded a gross loss of $1.1 million for the nine months ended September 30, 2008, as compared to $0.4 million for the same period in 2007, an increase of $0.7 million. Gross loss increased due to an increase in cost of revenues, partially offset by an increase in revenues.

General and administrative expenses increased approximately $0.3 million to $0.5 million for the nine months ended September 30, 2008, as compared to $0.2 million for the same period in 2007. This was primarily due to an increase in professional fees during the 2008 period.

For the nine months ended September 30, 2008, the Trust recorded equity loss of $0.4 million from its investment in Ridgewood Providence compared to equity income of $0.8 million for the same period in 2007. The decrease in equity income of $1.2 million was primarily attributable to a decrease in renewable attribute revenues in the 2008 period resulting from produced, but unsold, renewable energy credits due to low market demand. In addition, decrease in equity income in the 2008 period was also due to an increase in professional fees, partially offset by a decrease in fuel and royalty expenses.

For the nine months ended September 30, 2008, the Trust recorded other income of $0.7 million, which represents a property tax reassessment refund of $0.2 million for San Joaquin. In addition, the Trust recorded other income of $0.5 million, which represents the amount received during the first quarter of 2008 as a result of the claim filed against an on-site cogeneration facility owned by Globe.

Total assets decreased approximately $1.6 million from $6.6 million at December 31, 2007 to $5 million at September 30, 2008. This decrease was primarily due to decreases of $1.8 million in cash and cash equivalents and $0.9 million in the investment in Ridgewood Providence, partially offset by increases of $0.9 million in accounts receivable and approximately $0.2 million in other current assets. Total liabilities decreased $0.1 million from $0.2 million at December 31, 2007 to $0.1 million at September 30, 2008, due to a decrease in accounts payable and accrued expenses.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues increased $0.2 million to $1.9 million for the third quarter of 2008, as compared to $1.7 million for the same period in 2007. The increase in revenue of 10.1% was primarily due to an increase in the sale price of electricity generated.

Cost of revenues increased $0.7 million, or 46.3%, to $2.1 million for the third quarter of 2008, as compared to $1.4 million for the same period in 2007. This increase was primarily due to higher repair and fuel expenses.

The Trust recorded a gross loss of $0.2 million in the third quarter 2008, as compared to a gross profit of $0.3 million for the same period in 2007, an increase of approximately $0.5 million. Gross loss increased due to an increase in cost of revenues, partially offset by increased revenues.

In the third quarter of 2008, the Trust recorded equity loss of $0.3 million from its investment in Ridgewood Providence compared to equity income of $0.3 million for the same period in 2007. The decrease in equity income of approximately $0.6 million was primarily attributable to a decrease in renewable attribute revenues in the 2008 period resulting from produced, but unsold, renewable energy credits due to low market demand.  In addition, decrease in equity income in the 2008 period was also due to an increase in professional fees, partially offset by a decrease in fuel and royalty expenses.

Liquidity and Capital Resources

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

At September 30, 2008, the Trust had cash and cash equivalents of $0.1 million, a decrease of $1.8 million from $1.9 million at December 31, 2007. The cash flows for the nine months ended September 30, 2008 represents $1.8 million used in operating activities.

Cash used in operating activities for the nine months ended September 30, 2008 was $1.8 million as compared to $0.1 million for the nine months ended September 30, 2007. The increase in cash flow used by operating activities of $1.7 million was primarily due to the loss from operations of $1.7 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, there were no cash flows from financing activities. For the nine months ended September 30, 2007, cash flows of $0.4 million used in financing activities represented cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

Under an agreement with a power marketer, Ridgewood Providence, an investment of the Trust, is not permitted to make dividends or distributions to its owners nor is it able to incur new indebtedness. Notwithstanding these restrictions, the Trust expects cash flows from operating activities, along with existing cash, cash equivalents and its borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

During the quarter ended September 30, 2008, Ridgewood Providence, and affiliated projects managed by the Managing Shareholder, modified their agreements with a power marketer that purchases RPS Attributes from the projects, along with the Trust, Ridgewood Electric Power Trust IV (“Trust IV”) and Ridgewood Electric Power Trust V (“Trust V”). These modifications primarily (i) increased the deposit with the power marketer (the “RPS Deposit”) by $6.1 million (none of which came from Ridgewood Providence or the Trust), (ii) restricted the ability of Ridgewood Providence to borrow or make distributions to its partners (including the Trust) without the consent of the power marketer, and (iii) restated the obligations of the Trust, Trust IV and Trust V (including the elimination of limitations on their liability) in the event that Ridgewood Providence or the other projects fail to perform under their agreements with the power marketer. In return, the power marketer released certain underlying assets that were sold or are presently under contract for sale (including assets that were previously disposed of by the Trust) and agreed to the assignment of the rights and obligations of Indeck Maine, one of the projects that is affiliated with Ridgewood Providence (as described below), to a newly formed entity called Linwood 0708 LLC (“Linwood”) upon the sale of Indeck Maine to a third party.

On August 22, 2008, Ridgewood Providence entered into a Backup Certificate Agreement, dated as of August 19, 2008 (the “Backup Certificate Agreement”), by and among Indeck Maine, Ridgewood Providence, RRIG, Linwood, RILG, and for certain limited purposes, Ridgewood Power Management LLC (“RPM”), and Covanta Energy Corporation that relates to the agreement with the power marketer. The Backup Certificate Agreement becomes effective upon the sale of Indeck Maine and provides for Indeck Maine to furnish Ridgewood Providence and the other parties to the agreement with the power marketer a portion of the RPS Attributes needed to satisfy their obligations to the power marketer.  The obligations of Indeck Maine under the Backup Certificate Agreement are guaranteed by the purchaser of Indeck Maine.  In connection with this arrangement, Indeck Maine will deliver those RPS Attributes directly to the power marketer and will be paid directly by the power marketer for those RPS Attributes.  Also under the Backup Certificate Agreement, Ridgewood Providence and the other parties to the agreement with the power marketer may be required to obtain the consent of Indeck Maine’s purchaser and/or make a $6 million escrow deposit (the “Backup Deposit”) in order to further modify that agreement.

Also on August 22, 2008, the Trust entered into a Certificate Sale Support Agreement, dated as of July 31, 2008 (the “Certificate Sales Support Agreement”), by and among Linwood, RRIG, Ridgewood Providence, RILG, Indeck Energy Services, Inc.(“IES”), the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust IV, Trust V, Ridgewood Power B Fund/Providence Expansion (“B Fund”), and RRP.  The Certificate Sale Support Agreement provides for the allocation of the RPS Deposit and any liability under the agreement with the power marketer and the Backup Certificate Agreement among the various parties to the Certificate Sale Support Agreement.  If the Backup Deposit is required at some point in the future, Ridgewood Providence will be responsible for providing 27.23% of that Backup Deposit under the Certificate Sale Support Agreement.

Each of the Trust, Trust I, Trust IV, Trust V and B Fund (the “Trusts”) is managed by the Managing Shareholder.  Indeck Maine is owned by IES and by Ridgewood Maine L.L.C., which is owned 50% by Trust IV and 50% by Trust V.  The Managing Shareholder is controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of the Managing Shareholder. RPM is a Delaware limited liability company that is an affiliate of the Managing Shareholder and which provides staff to the projects owned by Trusts managed by the Managing Shareholder.  Ridgewood Maine is managed by Ridgewood Penobscot Management Corp. (“Ridgewood Penobscot”), a corporation for which Mr. Swanson is the sole director. Ridgewood Maine holds a preferred interest in Indeck Maine, and Indeck Energy, which is not affiliated with the Trusts, the Managing Shareholder, RPM, Linwood or Ridgewood Penobscot, holds the subordinate interest in Indeck Maine.

The foregoing description of the Backup Certificate Agreement and the Certificate Sale Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements, each of which is filed as an exhibit to this report and is incorporated by reference herein.

ITEM 6.     EXHIBITS

Exhibit No.		Description
10.1		Backup Certificate Agreement, dated August 19, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC, and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on August 25, 2008).

10.2		Certificate Sale Support Agreement, dated July 31, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion, and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on August 25, 2008).

10.3	*	Senior Executive Bonus Plan

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: November 7, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)