Form 10-K
period 2008-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2009-03-20
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☐    No ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2009 was 391.8444.

 FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Historically, the Trust focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 23 megawatts (“MW”) and in two electric cogeneration projects with total capacity of 14.2MW.

The Managing Shareholder announced that it intends to market the Trust’s landfill project and cogeneration facilities for sale. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

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

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

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

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2008 detailing the nature of the business and the portion of the investment owned by the Trust.

Company	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

San Joaquin[3]	100%	Leased	Electricity generation	Steel building/ concrete slab

Byron[3]	100%	Leased	Electricity generation	Steel building/ concrete slab

Rhode Island LFG Genco[4]	19.56%	Leased	Electricity generation	Steel building/ concrete slab

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	Located in Northern California.

[4]	Located in Rhode Island.

 San Joaquin and Byron

In January 1995, the Trust acquired 100% of the existing partnership interests of JRW Associates, L.P. (“San Joaquin”), which owned and operated an 8.5MW electric cogeneration facility located in Atwater, California. The aggregate purchase price was $4.9 million, including transaction costs.

In January 1995, the Trust formed Byron Power Partners, L.P. (“Byron”), wholly-owned by the Trust, and acquired a 5.7MW electric cogeneration facility located in Byron, California. The aggregate purchase price was $2.5 million, including transaction costs.

San Joaquin and Byron (together the “Norcals”) are fueled by natural gas and sell their electric output to Pacific Gas & Electric Company (“PG&E”) under power contracts that expire in 2020. Thermal energy from the San Joaquin project is used to provide steam to an adjacent food processing company under a long-term contract that also expires in 2020. Thermal energy from the Byron project is used to evaporate brine from oil and gas wells under a long-term contract that also expires in 2020.

The Norcals’ contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index.

The Norcals have agreements with Shell Energy North America (US), L.P. (“Shell”) to purchase natural gas fuel at market price. The ability of the Norcals to operate profitably is largely dependent on the price of natural gas. If natural gas prices are at a level where operating costs exceed the revenues the plants can generate, the plants may temporarily close. Historically, the Norcals have been closed during portions of winter and spring.

Other than Byron resuming its operations briefly in January 2008, the Norcals remained closed since the fourth quarter of 2007 until the resumption of their operations in May 2008. Consistent with past operating practices, the Norcals suspended their operations in the fourth quarter of 2008 and both Byron and San Joaquin are evaluating resuming operations in May 2009. If the Norcals were to remain closed on a permanent basis and effectively terminate their agreements with their customer, the Norcals, but not the Trust, may be obligated to pay significant termination fees.

San Joaquin failed to produce electricity at the required minimum capacity thresholds in July 2008. If San Joaquin is not able to operate at a minimum rated capacity of 80% from June to August 2009, the project would receive a permanent lower capacity rating and the capacity payments it receives would decline. If the project fails to meet the capacity requirement, San Joaquin may be unable to run profitably.

The Norcals are operated and maintained by RPM, on an at-cost basis.

Rhode Island LFG Genco, LLC

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and, in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included a 13.8MW capacity electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”). The project included nine reciprocating engine generator sets (“gensets”) fueled by methane gas produced by and collected from the Landfill. The electricity produced by Ridgewood Providence is sold to New England Power Service Company (“NEP”) under a long-term electric power sales contract which expires in 2020, and can be terminated by NEP under certain conditions in 2010. Prior to the reorganization discussed below, the Trust owned 35.7% of Ridgewood Providence.

In April 2002, the Managing Shareholder formed Ridgewood Rhode Island Generation LLC (“RRIG”) through a joint venture between Ridgewood Electric Power Trust I (“Trust I”) (15%) and the Ridgewood Power B Fund/Providence Expansion (“B Fund”) (85%) for the purpose of utilizing a portion of the supply of gas from the Landfill that is in excess of the quantity that could be used by Ridgewood Providence. The RRIG project is a 9.2MW facility on two compounds made up of six gensets. RRIG sells its electrical output in the spot or day-ahead wholesale electricity market.

The assets owned by Ridgewood Providence and RRIG have a combined 23MW of electrical generating capacity and are operated under contract by RPM on an at-cost basis.

On November 17, 2008, the Trust and Ridgewood Electric Power Trust IV (“Trust IV”) entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to Ridgewood Providence’s operations at the Landfill, the operation of gas collection systems at the Landfill, and the ownership and development rights related to the electric generation facilities located at the Landfill.  The principal purpose of these agreements was to consolidate the activities of the Trust, Trust I, Trust IV and B Fund, at the Landfill under one entity, Rhode Island LFG Genco, LLC (“RILG”), for the purposes of developing a new electric generating facility and consolidating all gas rights under one entity. References to RILG herein refer to RILG or RILG and its subsidiaries, as the context requires.

Pursuant to terms and conditions of a contribution agreement, the Trust, Trust I, Trust IV and B Fund each contributed certain membership, partnership and economic interests that they held in Ridgewood Providence, RRIG, Rhode Island Gas Management LLC (“RIGM”) and Ridgewood Providence Power Corporation (“RPPC”) to RILG, in exchange for their allocable interests in RILG.  As a result of the completion of the transaction, the Trust, Trust I, Trust IV and B Fund own all of the equity interests in RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for a 19.56% interest in RILG.

Under a site lease and gas rights agreement entered into in connection with the transaction, Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, will transfer 100% of the current and future landfill gas produced at the Landfill to RILG. Effective with the commercial operation date of the new generating facility, RILG will pay a royalty of 15% of gross revenue to RIRRC, net of certain credits, from all sources including electricity, capacity, Renewable Portfolio Standards Attributes and other environmental attributes (“RPS Attributes”).  The payment arrangements under the previously existing arrangements will continue in place until the new generating facility begins commercial operation.  RILG will also pay monthly rent of $3,400 (escalated for inflation beginning in 2010) for the land on which the treatment facility is intended to be built. Under the prior existing RPS Attribute agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 15% net revenue royalties to each of RIRRC and Ridgewood Gas Services LLC, which are derived from the sale of its RPS Attributes. Similarly, RRIG is required to pay 15% net revenue royalties derived from the sale of its RPS Attributes to RIRRC.  The site lease and gas rights agreement also requires that Ridgewood Providence terminate operation of its existing facility, decommission the facility and turn it over to RIRRC, if requested, but no earlier than January 2010 (subject to acceleration with a payment by RIRRC). RILG may also relocate all or a portion of RRIG’s plant and will split the cost of that relocation with RIRRC (subject to a $250,000 cap on RIRRC’s share). The electricity produced continues to be sold under the prior arrangements of Ridgewood Providence and RRIG.

RILG is also obligated, under the terms of the various agreements with RIRRC, to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013.  If RILG fails to comply with these obligations, RILG could be subject to monetary damages and could also forfeit its contracted gas rights and its sales agreements as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” under the heading “Contractual Obligations and Commitments”.

Massachusetts law requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas.  In 2009, each such retail supplier must obtain at least approximately four percent of its supply from qualified new renewable generation units and approximately four percent from qualified older renewable generation units. The regulations providing for certain of these provisions are currently being reviewed by the Massachusetts Department of Energy Resources (“DOER”) and could be modified as a result of that review.

In January 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the Renewable Portfolio Standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence became qualified, it has been able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy, subject to “vintage” provisions, which disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have “vintage” provisions. Thus, Ridgewood Providence can sell the 86,000 megawatt hours that are ineligible under Massachusetts standards into the Connecticut market. During 2008 and 2007, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers. Effective January 1, 2009, Massachusetts adopted provisions that now allow Ridgewood Providence to sell the previously ineligible attributes.

The output from RRIG qualifies for renewable energy incentives in Massachusetts, Rhode Island and Connecticut. A portion of these incentives are eligible to be sold to a power marketer under an agreement that continues through 2009. The output of four gensets, representing 70.6% of the RRIG electrical generating capacity, also qualifies for Section 45 federal tax credits. The federal tax credits are expected to continue until the tenth anniversary of the commissioning of the gensets, or October 2015.

Other Investments

On February 19, 2008, the Trust received a distribution of $494,000 related to the bankruptcy of Globe Manufacturing Corporation (“Globe”), which occurred in January 2001. The Trust had filed a claim against Globe totaling $4 million and is unable to determine if any of the remaining claim will be satisfied.

Significant Customers and Supplier

During 2008 and 2007, PG&E accounted for 100% of total revenues. During 2008 and 2007, the Trust purchased all of its gas from Shell.

Project Feedstock/Raw Materials

The Trust’s investments convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The cogeneration facilities use natural gas as fuel. Unless contracted for otherwise, the price charged for the gas is based on current market conditions. The landfill electricity generating facilities consist of gensets that use methane-containing landfill gas as fuel. Gas is collected from the Landfill as it is produced through natural anaerobic digestion of the waste. RILG does not own or operate the Landfill but has arrangements with RIRRC which give the project certain rights, including the right to build the project, occupy the compound and use the gas from the Landfill. These arrangements are set out in long-term agreements that include provisions for royalty payments from the project to RIRRC as compensation for the granting of these rights.

Competition

Power generated from the Norcals is sold pursuant to long-term contracts and power generated by RILG is sold partly pursuant to long-term contracts and partly at prevailing market prices. As a result, these facilities do not face competition in the sale of their finished product. RILG competes with other renewable energy producers for the sale of its RPS Attributes.

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

RILG qualifies for incentives because of the use of renewable fuel.

All of the Trust’s projects have operated under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of their facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

RILG depends on the production of landfill methane gas from the Landfill sites on which they operate and access to that gas production.

The electricity production of RILG is typically limited by the available amount and quality of landfill methane gas used as fuel by the project. A number of factors influence the amount and quality of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by RIRRC, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, RILG may not maintain profitable output levels.

RILG is subject to forfeiture of its gas rights if the facilities are not expanded as contractually required.

In November 2008, RILG restructured the contracts that were previously in place with the Landfill that supplies methane gas. As part of the modifications, RILG agreed to a site lease and gas rights agreement whereby, RIRRC will transfer 100% of the current and future landfill gas produced at the Landfill to RILG. The term of the site lease and gas rights agreement will continue so long as RILG or an affiliate has electricity generating facilities on the Landfill capable of using the landfill gas on an economic basis or otherwise making economic use of the Landfill gas products, including, without limitation, sales to third parties.  RILG is also obligated, under the terms of the various agreements with RIRRC, to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013.  If RILG fails to comply with these obligations, RILG could be subject to monetary damages and could also forfeit its contracted gas rights and its sales agreements. Further, RILG has insufficient capital to expand its operations fully. As a result, RILG will either have to be sold to entities that can invest in the development of these projects or have to obtain third-party financing to perform its duties under the relevant agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can be sold or obtain sufficient financing or obtain it on satisfactory terms.  The recent severe crisis in the capital markets may make selling or obtaining financing for these projects very difficult.

The Norcals could be faced with breaching their contracts with PG&E.

                If San Joaquin is not able operate at a minimum rated capacity of 80% from June to August 2009, the project would receive a permanent lower capacity rating and the capacity payments it receives would decline. If the project fails to meet the capacity requirement, San Joaquin may be unable to run profitably. If it elected to instead shut down, it could be in breach of its agreement with PG&E. While this is an obligation of San Joaquin and not the Trust, the occurrence of either event would adversely affect the reported results of the Trust.  Similarly, if Byron is not operational, it could be in breach of its agreement with PG&E.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

Regulatory changes, such as emission control changes could impact the operations of the Trust’s projects. Such changes could increase their costs or prevent them from operating.

The Trust’s projects sell at open market prices and could be adversely impacted by unfavorable changes in market prices.

Ridgewood Providence currently sells electricity at fixed prices under a long-term contract however, beginning in 2010, it anticipates selling electricity at market prices.  If market prices for electricity fall sufficiently, RILG may not be able to operate profitably.  Effective January 1, 2009, all RPS Attributes generated by RILG’s operations will be sold at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes in the region is anticipated to increase in the coming years and the price for RPS Attributes declined during 2008. If this increase in supply results in a further decrease in the market prices for RPS Attributes, such a decline would impact the profitability of RILG, and, if severe enough, coupled with a decrease in electric prices, could result in a suspension of operations

The Norcals sell electricity at a price which depends on a formula based on the market price of natural gas. Higher prices for natural gas could result in higher electricity prices, but the contract formula does not fully compensate for the higher fuel prices. As a result, if energy prices increase, the Norcals may not be able to operate profitably.

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace existing projects of the Trust from its customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s projects.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the projects is gensets. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Additionally, if the Norcals were to become closed on permanent basis these projects, but not the Trust itself, may be in breach of their contracts with PG&E and could be subject to claims. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have significant restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

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

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the Trust from any and all claims arising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers, based on breach of fiduciary responsibility or other obligations to the shareholders.

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

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Trust borrowings, if any, or to fund other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

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

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph when it was established, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

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

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

 Holders

As of February 28, 2009, there were 849 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2008 and 2007 were as follows (in thousands, except per share data):

	2008	2007
Distributions to Investors	$51	$500
Distributions per Investor Share	130	1,276
Distributions to Managing Shareholder	1	5

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

Overview

The Trust is a Delaware trust formed on December 6, 1993, primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

Historically, the Trust focused primarily on small scale projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 23MW and in two electric cogeneration projects with total capacity of 14.2MW.

Other than Byron resuming its operations briefly in January 2008, the Norcals remained closed since the fourth quarter of 2007 until the resumption of their operations in May 2008. Consistent with the past operating practices, the Norcals suspended their operations in the fourth quarter of 2008 and both Byron and San Joaquin are evaluating resuming operations in May 2009. If the Norcals were to remain closed on a permanent basis, and effectively terminate their agreements with PG&E, the Norcals, but not the Trust, may be obligated to pay significant termination fees.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 19.56% interest in RILG, effective November 17, 2008, which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment.

Prior to November 17, 2008, the Trust owned a 35.7% minority interest in Ridgewood Providence. The remaining 64.3% of Ridgewood Providence was owned by Trust IV. On November 17, 2008, the Trust and other affiliated entities agreed to contribute their interest in Ridgewood Providence, RRIG, RIGM and RPPC to a new entity, RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for a 19.56% interest in RILG. Ridgewood Providence was accounted for using the equity method of accounting.

The Managing Shareholder announced that it intends to market RILG and the Norcals for sale. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

RILG’s revenue is derived from the sale of electricity generated and sales of related RPS Attributes. For the year ended December 31, 2008, RILG derived $4.5 million, or 26.3%, of its annual revenues from the sale of RPS Attributes. As discussed in Item 1. "Risk Factors", the Trust is anticipating an increase in the coming years in the available supply of RPS Attributes. If this increase in supply has an adverse affect on prices for these attributes, the profitability of RILG will decline.

Based on the Trust’s accounting for its investments, historical operating revenues and cost of revenues of the Trust for the years ended December 31, 2008 and 2007 have been derived from the operations of the Norcals.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

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

Results of Operations

Revenues of $3.6 million in 2008 were comparable to the same period in 2007. Revenues increased slightly due to higher electricity rates in 2008 as compared to 2007, offset by a decrease in capacity payments resulting from lower output produced due to repair and maintenance of the projects in 2008.

Cost of revenues increased $0.3 million, or 6.8%, to $4.6 million in 2008 from $4.3 million in 2007. This increase in 2008 was primarily attributable to $0.3 million in higher fuel and consumable expenses and approximately $0.4 million in higher repair and maintenance expenses. This increase was partially offset by $0.4 million in lower depreciation and amortization expense in 2008, as plant, equipment and intangibles were fully impaired in the fourth quarter of 2007.

Gross loss increased by $0.3 million, or 39.2%, from $0.7 million in 2007 to $1 million in 2008, due to increased cost of revenues.

The management fee due to the Managing Shareholder was $0.2 million in 2008, as compared to $0.3 million in 2007. The management fee was for certain management, administrative and advisory services, office space and other facilities provided to the Trust. This decrease was due to lower net asset values of the Trust at December 31, 2007 compared to December 31, 2006.

In 2007, the Trust recorded an impairment of $3.7 million related to its remaining balance in plant, equipment and intangibles at the Norcals. The Trust did not record any impairment in 2008.

As a result of the Ridgewood Providence reorganization, effective November 17, 2008, the Trust exchanged its interest in Ridgewood Providence for an interest in RILG. In 2008, the Trust recorded equity loss of $0.6 million from its investment in Ridgewood Providence and equity loss of $0.1 million from its investment in RILG. In 2007, the Trust recorded equity income of $0.9 million from its investment in Ridgewood Providence. The decrease in equity income of $1.5 million from its investment in Ridgewood Providence in 2008 was primarily attributable to a decrease in renewable attribute revenues in 2008 resulting from produced, but unsold, renewable energy credits due to low market demand. In addition, the decrease in equity income of Ridgewood Providence in 2008 was also due to an increase in professional fees.

In 2008, the Trust recorded other income of $0.7 million, which represents a property tax reassessment refund of $0.2 million for San Joaquin and $0.5 million received during the first quarter of 2008 as a result of the bankruptcy claim filed against an on-site cogeneration facility owned by Globe.

Liquidity and Capital Resources

At December 31, 2008, the Trust had cash and cash equivalents of $1.4 million, a decrease of $0.5 million from $1.9 at December 31, 2007. The cash flows for the year ended December 31, 2008 were $0.4 million used in operating activities and $0.1 million used in financing activities.

In 2008, the Trust’s operating activities used cash of $0.4 million as compared to cash provided of $1 million in 2007. The increase in cash used by operating activities of $1.4 million in 2008 was primarily due to an increase in cost of revenues and decreased investment distributions, partially offset by a distribution received by the Trust in the first quarter of 2008 relating to the bankruptcy of Globe, which occurred in January 2001.

In 2008, the Trust used cash of $0.1million in financing activities as compared to $0.5 million in 2007; both amounts represent cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

The Trust, along with other trusts managed by the Managing Shareholder, are jointly and severally liable for liquidated damages if RILG and affiliates fail to produce RPS Attributes under an agreement with a power marketer, as more fully described below.

Contractual Obligations and Commitments

At December 31, 2008, the Trust’s contractual obligations related to the Norcals ground operating leases are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Ground operating leases	$2,135	$173	$346	$346	$1,270

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with RIRRC to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5 million. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG may need to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RILG and several of its affiliates have an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and RILG and the affiliates produce insufficient RPS Attributes for such option year, RILG and the affiliates face maximum liquidated damages of up to approximately $3.8 million, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, RILG may be liable for up to 100% of the liquidated damages in the event of a default by RILG and any of the affiliates. In addition, the Trust (together with several other trusts and entities managed by the Managing Shareholder) is a guarantor of the obligations of RILG and the affiliates under the agreement and as such, could be liable for the maximum liquidated damages under the agreement. In the agreement with the power marketer, RILG and a wholly-owned subsidiary of Trust IV agreed with the power marketer that if the amount on deposit with the power marketer is less than 1.5 times the liquidated damages or a default or potential default under the agreement has occurred, they would not make distributions to their members other than to pay federal and state income taxes and to undertake other permitted transactions under that agreement. RILG and the affiliates have deposits with the power marketer as partial collateral of their obligations. As the power marketer did not exercise its option to purchase 2009 RPS Attributes, the deposit is expected to be returned in 2009.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, the Trust’s management concluded that as of December 31, 2008, the Trust’s internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 61
President and Chief Executive Officer	2004
Robert E. Swanson, 61
Chairman	1997
Jeffrey H. Strasberg, 51
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 48
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Ridgewood Power trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, all filings required to be made by members of the management or others pursuant to Section 16(a) of the Exchange Act have been duly filed within the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 of this Annual Report on Form 10-K.

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

 As part of the sale of various assets of the Trust, affiliated trusts and assets of the Managing Shareholder, the Managing Shareholder has adopted the Senior Executive Bonus Plan (“Plan”), which provides for incentive payments to the participants in the Plan. Any payments made pursuant to this Plan will be borne entirely by the Managing Shareholder and not by any of the trusts managed by the Managing Shareholder. Pursuant to the Plan:

•
Once a relevant trust reaches payout, three officers of the Managing Shareholder, including Randall D. Holmes, President and Chief Executive Officer of the Trust and the Managing Shareholder will receive, in the aggregate, depending on the trust, 25% to 30% (25% in regards to the Trust) of any payments received by the Managing Shareholder from the various trusts it manages resulting from the sale of assets by the trusts.

•	Participants in the Plan will receive bonus payments in the aggregate at the rate of 30% of any payment received by the Managing Shareholder for sales of assets owned by it and not a trust.

•	The Managing Shareholder will generally fund the Plan as it receives any payments from a trust from the sale of its assets once that trust reaches payout.

To be included under the Plan, a sale must be consummated pursuant to a contract executed and delivered on or prior to June 30, 2009. As of the date of this filing, no payment has been made pursuant to this Plan.

Under the Plan, the three officers have also agreed to be employed by any purchasers of assets from the trusts as requested by the Managing Shareholder, for up to one year. To the extent that the compensation received by any of them from any such purchase is less than the base salary that officer currently receives from the Managing Shareholder, the Managing Shareholder has agreed to pay to that officer 75% of the difference, if any, for one year, even if such officer leaves the employ of the purchaser prior to the end of such one year period, except in the event of death or disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2009 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at February 28, 2009. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1	*
Executive officers as a group	1	*
 __________________________________
*     Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s prior year net asset value, which was approximately $159,000 and $273,000 for the years ended December 31, 2008 and 2007, respectively, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2008 and 2007, the Trust made management fee payments to the Managing Shareholder of approximately $159,000 and $158,000, respectively.  During the fourth quarter of 2007, the Managing Shareholder forgave approximately $115,000 of unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of approximately $248,000 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For the years ended December 31, 2008 and 2007, RPM charged the projects approximately $217,000 and $223,000, respectively, for overhead items allocated in proportion to the amount invested in projects managed.  In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects approximately $4,958,000 and $4,248,000, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were approximately $1,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute approximately $146,000 to the Trust prior to the Trust making any liquidating distributions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007

Audit fees	$160	$320
Tax fees[1]	21	24
Total	$181	$344

1  Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            Financial Statements

See the Index to Financial Statements on page F-1 of this report.

(b)            Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994)

3	(i)(B)
Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

3	(ii)(A)	Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994)

3	(ii)(B)	Declaration of Trust of the Registrant (as amended and restated) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

3	(ii)(C)
First Amendment to the Declaration of Trust of the Registrant (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 814-00134)

3	(ii)(D)
Amendment to the Amended Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007)

10.1	#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1994 (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994)

10.2
Contribution Agreement dated as of November 17, 2008 by and among Ridgewood Olinda, LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion, Ridgewood Providence Power Corporation, Rhode Island Gas Management, LLC, Ridgewood Management Corporation, Rhode Island LFG Genco, LLC and Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.3
Amended and Restated Limited Liability Company Agreement of Rhode Island LFG Genco, LLC dated as of November 17, 2008 by Rhode Island LFG Genco, LLC, Ridgewood Olinda, LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion and Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.4
Amended and Restated Site Lease and Landfill Gas Delivery Agreement dated as of November 17, 2008 between Rhode Island LFG Genco, LLC and Rhode Island Resource Recovery Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.5
Amended and Restated Landfill Gas Services Agreement dated as of November 17, 2008 among Ridgewood Gas Services LLC, Rhode Island Resource Recovery Corporation and, solely as to Sections 3.2 and 3.3, Rhode Island LFG Genco, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.6
Purchase and Sale Agreement dated as of November 17, 2008 between Ridgewood Gas Services LLC and Rhode Island Resource Recovery Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.7
Backup Certificate Agreement, dated as of August 19, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC, and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on August 25, 2008)

Exhibit No.		Description

10.8
First Amendment to the Backup Certificate Agreement, dated as of November 11, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on November 14, 2008)

10.9
Certificate Sale Support Agreement, dated as of July 31, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion, and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on August 25, 2008)

10.10
First Amendment to the Certificate Sale Support Agreement, dated as of November 11, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on November 14, 2008)

10.11
Agency Agreement, dated as of August 19, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC. This Agency Agreement is also acknowledged by Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V and Ridgewood Power B Fund/Providence Expansion (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on August 25, 2008)

10.12
First Amendment to the Agency Agreement, dated as of November 11, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC. This First Amendment to Agency Agreement is also acknowledged by Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V and Ridgewood Power B Fund/Providence Expansion (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV with the SEC on November 14, 2008)

10.13	#	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 10-Q filed by the Registrant with the SEC on November 7, 2008)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: March 20, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	March 20, 2009
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 20, 2009
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	March 20, 2009
Randall D. Holmes

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust III (a Delaware trust) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 20, 2009

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,378	$1,863
Accounts receivable	-	294
Due from affiliates	259	304
Other current assets	137	141
Total current assets	1,774	2,602
Investment	2,714	3,961
Other assets	56	-

Total assets	$4,544	$6,563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51	$166
Due to affiliates	12	40
Total liabilities	63	206

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	4,768	6,625
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(287)	(268)
Total shareholders’ equity	4,481	6,357

Total liabilities and shareholders’ equity	$4,544	$6,563

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007

Revenues	$3,559	$3,558

Cost of revenues	4,593	4,301

Gross loss	(1,034)	(743)

Operating expenses:
General and administrative expenses	582	600
Management fee to Managing Shareholder	159	273
Impairment of plant, equipment and intangibles	-	3,738
Total operating expenses	741	4,611

Loss from operations	(1,775)	(5,354)

Other (expense) income:
Equity in (loss) income of Ridgewood Providence	(603)	859
Equity in loss of RILG	(145)	-
Interest income	18	48
Other income	681	8
Total other (expense) income, net	(49)	915

Net loss	$(1,824)	$(4,439)

Managing Shareholder - Net loss	$(18)	$(44)
Shareholders - Net loss	(1,806)	(4,395)
Net loss per Investor Share	(4,610)	(11,218)

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands)

	Shareholders' Equity	Managing Shareholder (Deficit)	Total Shareholders' Equity

Balance at December 31, 2006	$11,160	$(222)	$10,938
Net loss	(4,395)	(44)	(4,439)
Cash distributions	(500)	(5)	(505)
Capital contributions	360	3	363
Balance at December 31, 2007	6,625	(268)	6,357

Net loss	(1,806)	(18)	(1,824)
Cash distributions	(51)	(1)	(52)
Balance at December 31, 2008	$4,768	$(287)	$4,481

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,824)	$(4,439)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	430
Impairment of plant, equipment and intangibles	-	3,738
Equity in loss (income) of Ridgewood Providence	603	(859)
Equity in loss of RILG	145	-
Distributions from investment	499	1,464
Forgiveness of professional and management fees and related interest	-	363
Change in operating assets and liabilities:
Accounts receivable	294	194
Due to/from affiliates, net	17	123
Other current assets	4	(58)
Other assets	(56)	-
Accounts payable and accrued expenses	(115)	34
Total adjustments	1,391	5,429
Net cash (used in) provided by operating activities	(433)	990

Cash flows from investing activities:
Proceeds from notes receivable	-	15
Capital expenditures	-	(2)
Net cash provided by investing activities	-	13

Cash flows from financing activities:
Cash distributions to shareholders	(52)	(505)

Net (decrease) increase in cash and cash equivalents	(485)	498
Cash and cash equivalents, beginning of year	1,863	1,365
Cash and cash equivalents, end of year	$1,378	$1,863

Supplemental disclosures of noncash financing activities:
Noncash exchange of Ridgewood Providence interests for RILG interests	$2,858	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

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

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, collectively with Byron, the “Norcals”). Effective November 17, 2008, the Trust’s consolidated financial statements also include the Trust’s 19.56% interest in Rhode Island LFG Genco, LLC (“RILG”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

Prior to November 17, 2008, the Trust owned a 35.7% minority interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 64.3% interest was owned by Ridgewood Electric Power Trust IV (“Trust IV”). On November 17, 2008, the Trust and Trust IV entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to the Ridgewood Providence’s operations. The principal purpose of these agreements was to consolidate the activities of the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust IV and Ridgewood Power B Fund/Providence Expansion (“B Fund”), under one entity, RILG.  As a result of the completion of the transaction, the Trust, Trust I, Trust IV and B Fund own all of the equity interests in RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for a 19.56% interest in RILG. Ridgewood Providence was accounted for using the equity method of accounting.

Other than Byron resuming its operations briefly in January 2008, the Norcals remained closed since the fourth quarter of 2007 until the resumption of their operations in May 2008. Consistent with past operating practices, the Norcals suspended their operations in the fourth quarter of 2008 and both Byron and San Joaquin are evaluating resuming operations in May 2009. If the Norcals were to remain closed on a permanent basis, and effectively terminate their agreements with Pacific Gas & Electric Company (“PG&E”), the Norcals, but not the Trust, may be obligated to pay significant termination fees.

The Managing Shareholder announced that it intends to market RILG and the Norcals for sale. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

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

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Index to Consolidated Financial Statements

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

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2008, cash and cash equivalents did not exceed insured limits. At December 31, 2007, cash balances with banks exceeded insured limits by $1,763.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

f) Plant and Equipment and Intangibles

Plant, equipment and intangibles were fully impaired in 2007, as discussed in Note 4.

Renewals and betterments that increase the useful lives of plant and equipment are capitalized.  Repair and maintenance expenditures are expensed as incurred.  The Trust used the straight-line method of depreciation over the estimated useful life of the assets prior to their impairment:

Building	20 years
Machinery and equipment	5-7 years

Prior to impairment of intangibles, a portion of the purchase price of the Norcals was assigned to electric power sales contracts, which were being amortized over the lives of the contracts on a straight-line basis.

g) Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangibles and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  For the year ended December 31, 2007, the remaining net book value of the plant, equipment and intangible assets was fully impaired (See Note 4).

h) Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates their fair value.

i) Comprehensive Loss

The Trust's comprehensive loss consists only of net loss.

j) Significant Customer and Supplier

During 2008 and 2007, PG&E accounted for 100% of total revenues. During 2008 and 2007, the Trust purchased 100% of its gas from Shell Energy North America (US), L.P.

k) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

l) Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

3.      INVESTMENT

RILG

In October 2007, RILG was formed as a Delaware limited liability company.  RILG has 23 megawatts capacity electrical generating stations and associated gas treatment systems, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”). The project includes reciprocating engine generator sets which are fueled by methane gas produced by and collected from the Landfill. RILG is operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder.

On November 17, 2008, the Trust, Trust I, Trust IV and B Fund agreed to contribute their interest in Ridgewood Providence, Ridgewood Rhode Island Generation LLC and other affiliates to RILG.  The Trust contributed its interest in Ridgewood Providence in exchange for a 19.56% interest in RILG, as more fully described in Note 1. The electricity produced is partly sold to New England Power Service Company under a long-term electric power sales contract and partly sold in the spot or day-ahead wholesale electricity market.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for RILG at December 31, 2008 and Ridgewood Providence at December 31, 2007 is as follows:

	December 31,
	2008	2007
Current Assets	$4,120	$2,839
Non-current assets	15,004	9,360
Total assets	$19,124	$12,199

Current liabilities	$2,782	$1,102
Equity	16,342	11,097
Total liabilities and equity	$19,124	$12,199

Trust share of RILG and Ridgewood Providence equity, respectively	$2,714	$3,961

Summarized statements of operations data for RILG from November 17, 2008 to December 31, 2008 and for Ridgewood Providence for the period from January 1, 2008 to November 16, 2008 and the year ended December 31, 2007 is as follows:

	November 17 to December 31, 2008	January 1 to November 16, 2008	Year ended December 31, 2007
Revenues	$2,200	$8,352	$13,485

Cost of revenues	2,050	7,275	10,161
Other expenses	890	2,766	918
Total expenses	2,940	10,041	11,079

Net (loss) income	$(740)	$1,689	$2,406

Trust share of equity (loss) income	$(145)	(603)	$859

The Trust share of income in RILG is calculated effective November 17, 2008, the date when the Trust’s interest in RILG is accounted for using the equity method of accounting. The Trust’s share of RILG equity at December 31, 2008, is not based on its 19.56% interest in RILG. Instead, it represents the carrying value of its net investment in Ridgewood Providence at the time of the reorganization, increased/decreased for its 19.56% share of earnings, losses and distributions of RILG that occur subsequent to the reorganization.

4.      IMPAIRMENT OF INTANGIBLES AND LONG-LIVED ASSETS

In connection with the Trust's 2008 annual budget cycle, which is part of its 2007 year-end financial closing process, the Trust performed impairment assessments of San Joaquin and Byron. These impairment assessments were determined using a discounted cash flow valuation methodology, and the Trust noted that the carrying value of the assets exceeded their estimated fair value. Therefore, on December 31, 2007, the remaining net book value of the plant, equipment and intangible assets was fully impaired with a resulting impairment expense of $3,738 recorded in the fourth quarter of 2007.

5.      COMMITMENTS AND CONTINGENCIES

The Trust, through certain of its subsidiaries, has two long-term operating ground leases with future minimum lease payments as of December 31, 2008 as follows:

Years Ended December 31,
2009	$173
2010	173
2011	173
2012	173
2013	173
Thereafter	1,270
Total	$2,135

Rent expense for the years ended December 31, 2008 and 2007 was $229 and $206, respectively.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG may need to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RILG and several of its affiliates have an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and RILG and the affiliates produce insufficient RPS Attributes for such option year, RILG and the affiliates face maximum liquidated damages of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, RILG may be liable for up to 100% of the liquidated damages in the event of a default by RILG and any of the affiliates. In addition, the Trust (together with several other trusts and entities managed by the Managing Shareholder) is a guarantor of the obligations of RILG and the affiliates under the agreement and as such, could be liable for the maximum liquidated damages under the agreement. RILG and the affiliates have deposits with the power marketer as partial collateral of their obligations. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 (none of which was directly provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or were being marketed for sale, as collateral for the obligations of the RILG and the affiliates under the agreement. In the agreement with the power marketer, RILG and a wholly-owned subsidiary of Trust IV agreed with the power marketer that if the amount on deposit with the power marketer is less than 1.5 times the liquidated damages or a default or potential default under the agreement has occurred, they would not make distributions to their members other than to pay federal and state income taxes and to undertake other permitted transactions under that agreement. As the power marketer did not exercise its option to purchase 2009 RPS Attributes, the deposit is expected to be returned in 2009.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

If San Joaquin and Byron were to remain closed on a permanent basis, and effectively terminate their agreements with their customer, these subsidiaries, but not the Trust, may be obligated to pay significant termination fees.

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

6.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”).  The Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s prior year net asset value, which was $159 and $273 for the years ended December 31, 2008 and 2007, respectively, as compensation for services to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Index to Consolidated Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2008 and 2007, the Trust made management fee payments to the Managing Shareholder of $159 and $158, respectively.  During the fourth quarter of 2007, the Managing Shareholder forgave $115 of unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $248, relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2008 and 2007, RPM charged the projects $217 and $223, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects $4,958 and $4,248, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $1 and $5 for the years ended December 31, 2008 and 2007, respectively. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute $146 to the Trust prior to the Trust making any liquidating distributions.

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At December 31, 2008 and 2007, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2008	2007	2008	2007

RPM	$252	$296	$-	$-
RRP	-	7	-	-
RILG	6	-	12	39
Other affiliates	1	1	-	1
Total	$259	$304	$12	$40