Form 10-Q
period 2009-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2009-05-13
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

As of April 30, 2009, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$997	$1,378
Due from affiliates	260	259
Prepaid expenses and other current assets	98	137
Total current assets	1,355	1,774
Investment	2,418	2,714
Other assets	11	56

Total assets	$3,784	$4,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30	$51
Due to affiliates	-	12
Total liabilities	30	63

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	4,048	4,768
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(294)	(287)
Total shareholders’ equity	3,754	4,481

Total liabilities and shareholders’ equity	$3,784	$4,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenues	$-	$27

Cost of revenues	229	444

Gross loss	(229)	(417)

Operating expenses:
General and administrative expenses	174	422
Management fee to Managing Shareholder	28	40
Total operating expenses	202	462

Loss from operations	(431)	(879)

Other (expense) income:
Equity in loss of RILG	(296)	-
Equity in income of Ridgewood Providence	-	159
Interest income	-	12
Other income	-	496
Total other (expense) income	(296)	667

Net loss	$(727)	$(212)

Managing Shareholder - Net loss	$(7)	$(2)
Shareholders - Net loss	(720)	(210)
Net loss per Investor Share	(1,837)	(536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(381)	$194

Cash and cash equivalents, beginning of period	1,378	1,863

Cash and cash equivalents, end of period	$997	$2,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust III (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 20, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed in December 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, collectively with Byron, the “Norcals”). Effective November 17, 2008, the Trust’s condensed consolidated financial statements also include the Trust’s 19.56% interest in Rhode Island LFG Genco, LLC (“RILG”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the investment’s operating and financial policies.

Prior to November 17, 2008, the Trust owned a 35.7% interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 64.3% interest was owned by Ridgewood Electric Power Trust IV (“Trust IV”). On November 17, 2008, the Trust and Trust IV entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to Ridgewood Providence’s operations. The principal purpose of these agreements was to consolidate the Rhode Island landfill activities owned by the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust IV and Ridgewood Power B Fund/Providence Expansion (“B Fund”) under one entity, RILG.  As a result of the completion of the transaction, the Trust, Trust I, Trust IV and B Fund own all of the equity interests in RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for its 19.56% interest in RILG. The investment in Ridgewood Providence was accounted for under the equity method of accounting.

Consistent with past operating practices, the Norcals suspended their operations in the fourth quarter of 2008 and both Byron and San Joaquin remain closed as of May 13, 2009. The Trust’s management is evaluating when the Norcals will resume operations, if at all.

The Managing Shareholder has announced its intention to market for sale RILG and the Norcals, which represent the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including with respect to prior periods for which financial statements had not been issued.

In April 2009, the FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Trust is currently evaluating the impact of adopting FSP 157-4 on its condensed consolidated financial statements.

The Trust adopted SFAS 157 for financial assets and financial liabilities and Staff Position 157-3 in 2008, with no material impact on the Trust’s condensed consolidated financial statements. The Trust adopted SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

4.   CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2009, cash and cash equivalents did not exceed insured limits.

5.   INVESTMENT

RILG

Summarized statements of operations data for RILG for the three months ended March 31, 2009 and for Ridgewood Providence for the three months ended March 31, 2008 were as follows:

	March 31,
	2009	2008

Revenues	$3,715	$3,282

Gross (loss) profit	(341)	800

(Loss) income from operations	(1,512)	443

Net (loss) income	(1,513)	447

Trust share of equity (loss) income	(296)	159

6.   COMMITMENTS AND CONTINGENCIES

The Norcals have two long-term non-cancelable operating ground leases with future minimum lease payments of $173 per annum.

If San Joaquin and Byron were to remain closed on a permanent basis, and effectively terminate their agreements with their customer, these subsidiaries, but not the Trust, may be obligated to pay significant termination fees.

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG may need to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

RILG and several of its affiliates have an agreement with a power marketer for which they were committed to sell Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and RILG and the affiliates produce insufficient RPS Attributes for such option year, RILG and the affiliates face maximum liquidated damages of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, RILG may be liable for up to 100% of the liquidated damages in the event of a default by RILG and any of the affiliates. In addition, the Trust (together with several other trusts and entities managed by the Managing Shareholder) is a guarantor of the obligations of RILG and the affiliates under the agreement and as such, could be liable for the maximum liquidated damages under the agreement. RILG and the affiliates have deposits with the power marketer as partial collateral of their obligations. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 (none of which was directly provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or were being marketed for sale, as collateral for the obligations of RILG and the affiliates under the agreement. In the agreement with the power marketer, RILG and a wholly-owned subsidiary of Trust IV agreed with the power marketer that if the amount on deposit with the power marketer is less than 1.5 times the liquidated damages or a default or potential default under the agreement has occurred, they would not make distributions to their members other than to pay federal and state income taxes and to undertake other permitted transactions under that agreement. As the power marketer did not exercise its option to purchase 2009 RPS Attributes, the deposit was returned by April 2009. All required RPS Attributes were supplied in April 2009 and the contract terminates June 15, 2009.

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

The Trust is also subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of March 31, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the sale of the Trust’s assets, the outcome of the contingencies described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, and volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amount of Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2008 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The Norcals did not operate in the first quarter of 2009 and management is currently evaluating when the Norcals will resume operations, if at all. The Trust recorded revenues of $27,000 in the first quarter of 2008 as the Byron project briefly resumed operations in January 2008. The Norcals suspend operations when the estimated incremental cost of production exceeds the estimated revenues from electricity sold and, therefore, no revenues would be generated and recorded during that period.

Cost of revenues decreased $0.2 million, or 48.4%, from $0.4 million in the first quarter of 2008 to $0.2 million for the same period in 2009. This decrease was primarily due to lower headcount and repair and maintenance expenses. The Norcals continue to incur rent, property tax, and other operating expenses even when not operating.

General and administrative expenses decreased $0.2 million from $0.4 million in the first quarter of 2008 to $0.2 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

As a result of the Ridgewood Providence reorganization, effective November 17, 2008, the Trust exchanged its interest in Ridgewood Providence for an interest in RILG. In the first quarter of 2009, the Trust recorded equity loss of $0.3 million from its investment in RILG. In the first quarter of 2008, the Trust recorded equity income of $0.2 million from its investment in Ridgewood Providence. The decrease in equity income of $0.5 million was primarily due to an increase in depreciation expense resulting from a change in estimated useful lives of certain assets and an increase in professional fees.

In the first quarter of 2008, the Trust recorded other income of $0.5 million, which represents the amount received as a result of the bankruptcy claim filed against an on-site cogeneration facility owned by Globe Manufacturing Corporation (“Globe”).

Total assets decreased approximately $0.7 million from $4.5 million at December 31, 2008 to $3.8 million at March 31, 2009 primarily due to decreases of $0.4 million in cash and cash equivalents and $0.3 million in investment in RILG. Total liabilities at March 31, 2009 and December 31, 2008, were $30,000 and $0.1 million, respectively.

Liquidity and Capital Resources

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

At March 31, 2009, the Trust had cash and cash equivalents of $1 million, a decrease of $0.4 million from $1.4 million at December 31, 2008. The cash flows for the three months ended March 31, 2009 represents $0.4 million cash used in operating activities.

Cash used in operating activities for the three months ended March 31, 2009 was $0.4 million compared to cash provided by operating activities of $0.2 million for the three months ended March 31, 2008. This decrease of $0.6 million in the 2009 period was primarily due to the amount received by the Trust in the 2008 period relating to the bankruptcy claim filed against an on-site cogeneration facility owned by Globe.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust’s 2008 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust's 2008 Form 10-K.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust's 2008 Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: May 13, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)