Form 10-Q
period 2009-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2009-08-11
CIK 917032

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes ☐    No ☒

As of July 31, 2009, there were 391.8444 Investor Shares outstanding.

Table of Content

Table of Content

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$791	$1,378
Due from affiliates	253	259
Prepaid expenses and other current assets	54	137
Total current assets	1,098	1,774
Investment	1,973	2,714
Other assets	-	56

Total assets	$3,071	$4,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11	$51
Due to affiliates	-	12
Total liabilities	11	63

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	3,361	4,768
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(301)	(287)
Total shareholders’ equity	3,060	4,481

Total liabilities and shareholders’ equity	$3,071	$4,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$-	$1,277	$-	$1,250

Cost of revenues	483	2,129	254	1,685

Gross loss	(483)	(852)	(254)	(435)

Operating expenses:
General and administrative expenses	269	473	95	51
Management fee to Managing Shareholder	56	79	28	39
Total operating expenses	325	552	123	90

Loss from operations	(808)	(1,404)	(377)	(525)

Other (expense) income:
Equity in loss of RILG	(613)	-	(317)	-
Equity in loss of Ridgewood Providence	-	(159)	-	(318)
Interest income	-	17	-	5
Other income	-	672	-	176
Total other (expense) income, net	(613)	530	(317)	(137)

Net loss	$(1,421)	$(874)	$(694)	$(662)

Managing Shareholder - Net loss	$(14)	$(9)	$(7)	$(7)
Shareholders - Net loss	(1,407)	(865)	(687)	(655)
Net loss per Investor Share	(3,591)	(2,208)	(1,753)	(1,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net cash used in operating activities	$(587)	$(1,739)

Cash and cash equivalents, beginning of period	1,378	1,863

Cash and cash equivalents, end of period	$791	$124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   DESCRIPTION OF BUSINESS

The Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed in December 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives.

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

Consistent with past operating practices, the Norcals suspended their operations in the fourth quarter of 2008 and both Byron and San Joaquin remain closed as of August 11, 2009. The Trust’s management is continuing to evaluate as to when the Norcals will resume operations, if at all. As a result, in the 2009 period, neither San Joaquin nor Byron is expected to operate at their minimum rated capacities which could result in lower capacity payments if the Norcals were to resume operations.

The Managing Shareholder is marketing RILG and the Norcals for sale, which represent the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process, the terms of any sale or whether any sales will occur.

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 20, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2009, and for the six and three months ended June 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

The Trust has evaluated subsequent events and transactions through August 11, 2009, the date of the issuance of its financial statements, and concluded that except for the termination of a long-term power contract as discussed in Note 7, there were no events and transactions that require adjustment to, or disclosure in, the notes to the condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted FSP 157-2 effective January 1, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

In April 2009, the FASB issued  FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Trust adopted FSP 157-4 effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted SFAS 165 effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS 167 will become effective for the Trust beginning January 1, 2010. The Trust is currently evaluating the impact of adopting SFAS 167 on its condensed consolidated financial statements.

SFAS 168

In June 2009, FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 (“SFAS 168”). This statement supersedes FASB No. 162 and establishes the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative non-governmental GAAP superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Trust’s adoption of the Codification is not expected to have a material impact on its condensed consolidated financial statements.

4.   CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2009, cash and cash equivalents did not exceed government-insured limits.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.   INVESTMENT

RILG

Summarized statements of operations data for RILG for the six and three months ended June 30, 2009 and for Ridgewood Providence for the six and three months ended June 30, 2008 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$6,972	$5,234	$3,257	$1,952

Gross (loss) profit	(1,356)	714	(1,015)	(86)

Loss from operations	(3,129)	(451)	(1,617)	(894)

Net loss	(3,132)	(445)	(1,619)	(892)

Trust share of equity loss	(613)	(159)	(317)	(318)

6.   COMMITMENTS AND CONTINGENCIES

The Norcals have two long-term non-cancelable operating ground leases with aggregate future minimum lease payments of $173 per annum.

If San Joaquin and Byron were to remain closed on a permanent basis, and effectively terminate their agreements with their customer, these subsidiaries, but not the Trust, may be obligated to pay significant termination fees. Additionally, these subsidiaries, but not the Trust, may be obligated to termination payments under their operating ground leases. While the amount of termination fees, if any, cannot be currently estimated, any such fees would exceed the fair value of the Norcals.

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility to be constructed near the Landfill by RILG or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG has insufficient capital to expand its operations fully. As a result, RILG will either have to be sold to entities that can invest in the development of these projects or have to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RILG and several of its affiliates had an agreement with a power marketer for which they were committed to sell Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provided such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could have been assessed. The power marketer did not exercise its option to purchase 2009 RPS Attributes, and a deposit provided by RILG and its affiliates to secure their obligations under the option agreement was returned by April 2009. All required RPS Attributes were supplied in April 2009 and the contract expired according to its terms on June 15, 2009.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust may become subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial condition or results of operations.

7.   SUBSEQUENT EVENT

In July 2009, a power marketer elected to exercise its one-time option to terminate a long-term power purchase agreement with RILG, effective January 2010. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity in lieu of selling the output at open market spot prices. Whether this effort will be successful and what the results to RILG will be if successful cannot be stated at this time.

Table of Content

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of June 30, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that these expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Trust’s assets,
•	whether RILG will be able to obtain financing required to expand and make other changes to its operations described in Part 1, Item 1, Note 6. “Commitments and Contingencies” of this report,
•	the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,
•	the ability to secure a long-term contract for the sale of energy produced by RILG,
•	changes in political and economic conditions, federal or state regulatory structures,
•	government mandates,
•	the ability of customers to pay for energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2008 Form 10-K.

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Norcals did not operate for the six months ended June 30, 2009 and management is currently evaluating when the Norcals will resume operations, if at all. The Trust recorded revenues of $1.3 million for the six months ended June 30, 2008 as the Norcals resumed partial operations in May 2008. The Norcals suspended operations in the fourth quarter of 2008, as the estimated incremental cost of production exceeded the estimated revenues from electricity sales and, therefore, no revenues were generated or recorded since November 2008.

Table of Content

Cost of revenues decreased $1.6 million, or 77.3%, from $2.1 million for the six months ended June 30, 2008 to $0.5 million for the same period in 2009. This decrease was primarily due to lower fuel and repair and maintenance expenses as the Norcals were not in operations during the 2009 period. The Norcals continue to incur rent, property tax, and other operating expenses, even when not operating.

General and administrative expenses decreased $0.2 million from $0.5 million for the six months ended June 30, 2008 to $0.3 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

As a result of the Ridgewood Providence reorganization, effective November 17, 2008, the Trust exchanged its interest in Ridgewood Providence for an interest in RILG. For the six months ended June 30, 2009, the Trust recorded equity loss of $0.6 million from its investment in RILG. For the six months ended June 30, 2008, the Trust recorded equity loss of $0.2 million from its investment in Ridgewood Providence. The increase in equity loss of $0.4 million was primarily due to an increase in depreciation expense resulting from a change in estimated useful lives of a portion of the plant assets. Operating results also includes $1.4 million and $0.8 million of engineering development and legal fees relating to planned plant expansion for the six months ended June 30, 2009 and 2008, respectively. In July 2009, the electric utility to whom RILG currently sells the output from approximately 60% of its installed capacity under a long-term power purchase agreement, elected to exercise its one-time option to terminate that agreement effective January 2010. The aggregate price for the output sold under this long-term contract exceeds current open market prices. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity. Whether this effort will be successful and what the results to RILG will be if successful cannot be stated at this time. However, if beginning in January 2010, this production is sold at prices which approximate current spot market prices, average revenue per kilowatt hour produced will be lower than it is currently.

For the six months ended June 30, 2008, the Trust recorded other income of $0.7 million, which includes $0.5 million received as a result of a bankruptcy claim filed against an on-site cogeneration facility owned by Globe Manufacturing Corporation (“Globe”). In addition, the Trust also recorded other income of $0.2 million in the 2008 period which represents a property tax reassessment refund for San Joaquin.

Total assets decreased approximately $1.4 million from $4.5 million at December 31, 2008 to $3.1 million at June 30, 2009 primarily due to decreases of $0.6 million in cash and cash equivalents resulting from expenses at the Norcals and at the Trust level, and approximately $0.8 million from its investment in RILG. Total liabilities at June 30, 2009 and December 31, 2008, were $11,000 and $0.1 million, respectively.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The Norcals did not operate in the second quarter of 2009. The Trust recorded revenues of $1.3 million in the second quarter of 2008 as the Norcals partially resumed operations in May 2008.

Cost of revenues decreased $1.4 million, or 84.9%, from $1.7 million in the second quarter of 2008 to $0.3 million for the same period in 2009. This decrease was primarily due to lower fuel and repair and maintenance expenses as the Norcals were not in operation in the second quarter of 2009.

In the second quarter of 2008, the Trust recorded other income of $0.2 million which represents a property tax reassessment refund for San Joaquin.

Liquidity and Capital Resources

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

At June 30, 2009, the Trust had cash and cash equivalents of $0.8 million, a decrease of $0.6 million from $1.4 million at December 31, 2008. The cash flows for the six months ended June 30, 2009 represents $0.6 million used in operating activities.

Cash used in operating activities for the six months ended June 30, 2009 was $0.6 million compared to $1.7 million for the same period in 2008. The decrease in cash flow used by operating activities of $1.1 million was primarily due to $0.5 million received as a result of the Globe bankruptcy claim in the 2008 period and also due to a decrease in cash distributions from RILG in the 2009 period compared to the 2008 period.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Table of Content

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust currently has no off-balance sheet arrangements as the Trust and its affiliates were not liable for any liquidated damages since the power marketer did not exercise its option to purchase 2009 RPS Attributes and all required RPS Attributes were supplied in April 2009 as discussed in Part 1, Item 1, Note 6. “Commitments and Contingencies”.

There have been no material changes in the contractual obligations and commitments disclosed in the Trust’s 2008 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: August 11, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)