Form 10-Q
period 2009-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2009-11-06
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:   0-23432

RIDGEWOOD ELECTRIC POWER TRUST III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3264565
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐    No ☒

As of October 31, 2009, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$349	$1,378
Due from affiliates	331	259
Prepaid expenses and other current assets	109	137
Total current assets	789	1,774
Investment	1,400	2,714
Other assets	-	56

Total assets	$2,189	$4,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27	$51
Due to affiliates	-	12
Total liabilities	27	63

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	2,472	4,768
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(310)	(287)
Total shareholders’ equity	2,162	4,481

Total liabilities and shareholders’ equity	$2,189	$4,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$-	$3,181	$-	$1,904

Cost of revenues	684	4,236	201	2,107

Gross loss	(684)	(1,055)	(201)	(203)

Operating expenses:
General and administrative expenses	370	528	101	55
Management fee to Managing Shareholder	84	119	28	40
Total operating expenses	454	647	129	95

Loss from operations	(1,138)	(1,702)	(330)	(298)

Other (expense) income:
Equity in loss of RILG	(1,186)	-	(573)	-
Equity in loss of Ridgewood Providence	-	(424)	-	(265)
Interest income	-	17	-	-
Other income	5	676	5	4
Total other (expense) income, net	(1,181)	269	(568)	(261)

Net loss	$(2,319)	$(1,433)	$(898)	$(559)

Managing Shareholder - Net loss	$(23)	$(14)	$(9)	$(6)
Shareholders - Net loss	(2,296)	(1,419)	(889)	(553)
Net loss per Investor Share	(5,859)	(3,621)	(2,269)	(1,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net cash used in operating activities	$(1,029)	$(1,773)

Cash and cash equivalents, beginning of period	1,378	1,863

Cash and cash equivalents, end of period	$349	$90

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

Consistent with past operating practices, the Norcals suspended their operations in the fourth quarter of 2008 and both Byron and San Joaquin remain closed as of November 6, 2009. The Trust’s management is continuing to evaluate as to when the Norcals will resume operations, if at all. As a result, in the 2009 period, neither San Joaquin nor Byron is expected to operate at their minimum rated capacities which will likely result in lower capacity payments if the Norcals were to resume operations.

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2009, and for the nine and three months ended September 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

The Trust has evaluated subsequent events and transactions through November 6, 2009, the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.      RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which delayed the effective date of fair value measurements for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted this guidance effective January 1, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

In April 2009, the FASB issued additional guidance relating to factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Trust adopted this guidance effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

In August 2009, the FASB amended its previous guidance regarding the fair value measurements and disclosures in order to reduce potential uncertainty in financial reporting when measuring the fair value of liabilities. The Trust adopted this guidance effective September 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of variable interest entities. This guidance will become effective for the Trust beginning January 1, 2010. The Trust is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Trust adopted the Codification with no material impact on its condensed consolidated financial statements.

4.      CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2009, cash and cash equivalents exceeded federal insured limits by $99, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)
5.      INVESTMENT

RILG

Summarized statements of operations data for RILG for the nine and three months ended September 30, 2009 and for Ridgewood Providence for the nine and three months ended September 30, 2008 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$10,401	$7,251	$3,429	$2,017

Gross (loss) profit	(2,112)	852	(756)	138

Loss from operations	(6,059)	(1,194)	(2,930)	(743)

Net loss	(6,063)	(1,187)	(2,931)	(742)

Trust share of equity loss	(1,186)	(424)	(573)	(265)

During the third quarter of 2009, RILG recorded an impairment charge of $1,207 due to the decision made by the Managing Shareholder not to repair certain long-lived assets that were taken out of service for non-performance. As this equipment has only nominal salvage value, upon determination that the assets would not be restored to an operating status, their asset value was written off. The Trust's share of the impairment charge was included in equity loss in RILG in the accompanying condensed consolidated statement of operations.

6.      COMMITMENTS AND CONTINGENCIES

The Norcals have two long-term non-cancelable operating ground leases with aggregate future minimum lease payments of $173 per annum.

If San Joaquin and Byron were to remain closed on a permanent basis, and effectively terminate their agreements with their customer, these subsidiaries, but not the Trust, may be obligated to pay significant termination fees. Additionally, these subsidiaries, but not the Trust, may be obligated to make termination payments under their operating ground leases. While the amount of termination fees, if any, cannot be currently estimated, any such fees would exceed the fair value of the Norcals.

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility to be constructed near the Landfill by RILG or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG has insufficient capital to expand its operations fully. As a result, RILG will either have to be sold to entities that can invest in the development of these projects or have to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In July 2009, the purchaser elected to exercise its one-time option to terminate a long-term power purchase agreement with RILG, effective January 2010. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity in lieu of selling the output at open market spot prices. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and the trial date was rescheduled to February 1, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of September 30, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Trust’s assets,
•	whether RILG will be able to obtain financing required to expand and make other changes to its operations described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,
•	the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,
•	the ability to secure a long-term contract for the sale of energy produced by RILG,
•	changes in political or economic conditions, or federal or state regulatory structures,
•	government mandates,
•	the ability of customers to pay for energy received,
•	supplies of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The Norcals did not operate for the nine months ended September 30, 2009 and management is currently evaluating when the Norcals will resume operations, if at all. The Trust recorded revenues of $3.2 million for the nine months ended September 30, 2008 as the Norcals resumed partial operations in May 2008. The Norcals suspended operations in the fourth quarter of 2008, as the estimated incremental cost of production exceeded the estimated revenues from electricity sales and, therefore, no revenues were generated or recorded since November 2008.

Cost of revenues decreased approximately $3.5 million, or 83.9%, from $4.2 million for the nine months ended September 30, 2008 to $0.7 million for the same period in 2009. This decrease was primarily due to lower fuel and repair and maintenance expenses as the Norcals were not in operation during the 2009 period. The Norcals continue to incur rent, property tax, and other operating expenses, even when not operating.

General and administrative expenses decreased approximately $0.1 million from $0.5 million for the nine months ended September 30, 2008 to $0.4 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

As a result of the Ridgewood Providence reorganization, effective November 17, 2008, the Trust exchanged its interest in Ridgewood Providence for an interest in RILG. For the nine months ended September 30, 2009, the Trust recorded equity loss of $1.2 million from its investment in RILG. For the nine months ended September 30, 2008, the Trust recorded equity loss of $0.4 million from its investment in Ridgewood Providence. The increase in equity loss of $0.8 million was primarily due to an increase in depreciation expense in the 2009 period resulting from a change in estimated useful lives of a portion of the remaining plant assets and also due to an impairment charge recorded for the third quarter of 2009 as certain long-lived assets were fully impaired as the Managing Shareholder made the decision of not repairing these long-lived assets that were taken out of service for non-performance and these assets have nominal salvage value. Operating results also includes $2.3 million and $1.5 million of engineering development and legal fees relating to planned plant expansion for the nine months ended September 30, 2009 and 2008, respectively. In July 2009, the purchaser to whom RILG currently sells the output from approximately 60% of its installed capacity under a long-term power purchase agreement, elected to exercise its one-time option to terminate that agreement effective January 2010. The aggregate price for the output sold under this long-term contract exceeds current open market prices. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time. However, beginning in January 2010, if this production is sold at prices which approximate current spot market prices, average revenue per kilowatt hour produced will be lower than it is currently.

For the nine months ended September 30, 2008, the Trust recorded other income of $0.7 million, which includes $0.5 million received as a result of a bankruptcy claim filed against an on-site cogeneration facility owned by Globe Manufacturing Corporation (“Globe”). In addition, the Trust also recorded other income of $0.2 million in the 2008 period which represents a property tax reassessment refund for San Joaquin.

Total assets decreased approximately $2.3 million from $4.5 million at December 31, 2008 to $2.2 million at September 30, 2009 primarily due to decreases of $1 million in cash and cash equivalents resulting from expenses at the Norcals and at the Trust level, and $1.3 million in its investment in RILG. Total liabilities at September 30, 2009 and December 31, 2008, were $27,000 and $0.1 million, respectively.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The Norcals did not operate in the third quarter of 2009. The Trust recorded revenues of $1.9 million in the third quarter of 2008 as the Norcals partially resumed operations in May 2008.

Cost of revenues decreased $1.9 million, or 90.5%, from $2.1 million in the third quarter of 2008 to $0.2 million for the same period in 2009. This decrease was primarily due to lower fuel and repair and maintenance expenses as the Norcals were not in operation in the third quarter of 2009.

As a result of the Ridgewood Providence reorganization, the Trust recorded equity loss of $0.6 million from its investment in RILG in the third quarter of 2009 compared to equity loss of $0.3 million from its investment in Ridgewood Providence in the third quarter of 2008. The increase in equity loss of $0.3 million was primarily due to an increase in depreciation expense in the 2009 period resulting from a change in estimated useful lives of a portion of the remaining plant assets and also due to an impairment charge recorded for the third quarter of 2009 as certain long-lived assets were fully impaired as the Managing Shareholder made the decision of not repairing these long-lived assets that were taken out of service for non-performance and these assets have nominal salvage value.

Liquidity and Capital Resources

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

At September 30, 2009, the Trust had cash and cash equivalents of approximately $0.4 million, a decrease of $1 million from $1.4 million at December 31, 2008. The cash flows for the nine months ended September 30, 2009 represents $1 million used in operating activities.

Cash used in operating activities for the nine months ended September 30, 2009 was $1 million compared to $1.8 million for the same period in 2008. The decrease in cash flow used by operating activities of approximately $0.8 million was primarily due to $0.5 million received as a result of the Globe bankruptcy claim in the 2008 period and also due to a decrease in cash distributions from RILG in the 2009 period compared to the 2008 period.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months. If the Trust does not have sufficient cash balances, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. During 2009, no cash has been advanced by the Managing Shareholder nor have any management fees been waived.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit No.		Description

10.1	*	Amendment to Senior Executive Bonus Plan.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: November 6, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)