Form 10-K
period 2009-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2010-03-25
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2010 was 391.8444.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

• the timing or terms of any sale of the Trust’s assets,
• whether the landfill gas-fired electric generating projects will be able to obtain financing required to expand and make planned changes to its operations,
• the outcome of the matters described in Item 3. “Legal Proceedings” of this report,
• the outcome of a project level dispute with Pacific Gas & Electric Company (“PG&E”),
• the ability to secure a long-term contract for the sale of energy produced by the landfill project on favorable terms,
• changes in political and economic conditions, or federal or state regulatory structures,
• government mandates, including those associated with climate change,
• the ability of customers to pay for energy received,
• supplies and prices of fuels,
• operational status of generating plants, including mechanical breakdowns, and
• volatility in the price for electric energy, natural gas or renewable energy.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993 primarily to make investments in projects and businesses in the energy and infrastructure sectors. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust focuses primarily on projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 20.4 megawatts (“MW”) and in two electric cogeneration projects, currently not operating, with total capacity of 14.2MW.

The Managing Shareholder is marketing the Trust’s landfill projects for sale, which represents the only other remaining investment of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

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

In addition, RRP performs, or arranges for the performance of, the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the Trust's prior year net asset value, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns, which have not been achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2009 detailing the nature of the business and the portion of the investment owned by the Trust.

Company	Trust Interest	Leased/ Owned1	Purpose	Structure2

San Joaquin	100%	Leased	Electricity generation	Steel building/ concrete slab

Byron	100%	Leased	Electricity generation	Steel building/ concrete slab

Rhode Island LFG Genco	19.56%	Leased	Electricity generation	Steel building/ concrete slab

1	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

2	Describes the type of structure in which the projects of the Trust are housed.

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

San Joaquin and Byron (together the “Norcals”) were fueled by natural gas and sold their electric output to PG&E under power contracts that expire in 2020. Thermal energy from the San Joaquin project was used to provide steam to an adjacent food processing company under a long-term contract that also expires in 2020. Thermal energy from the Byron project was used to evaporate brine from oil and gas wells under a long-term contract that also expires in 2020.

The Norcals are operated and maintained by RPM, on an at-cost basis.

The Norcals’ contract prices with PG&E were determined pursuant to a contract formula approved by the California Public Utilities Commission with the energy payment originally based upon a benchmark energy price adjusted for changes over time in a natural gas price index.

The Norcals have agreements with Shell Energy North America (US), L.P. (“Shell”) to purchase natural gas fuel at market price. The ability of the Norcals to operate profitably is largely dependent on the price of natural gas. When natural gas prices are at a level where operating costs exceed the revenues the plants can generate, the plants have temporarily closed in the past. Historically, the Norcals have been closed during portions of winter and spring.

The Norcals suspended their operations beginning the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder decided to permanently shut down the operations of the Norcals and is currently in negotiations to sell the Byron and San Joaquin projects. These negotiations are still ongoing and the Managing Shareholder cannot predict when or whether a sale will be consummated or the terms of such a sale. On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is claiming $6.3 million from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. It is the opinion of the Managing Shareholder that these are not obligations of the Trust. To date, no further action has been taken by PG&E or the Norcals to resolve this matter, though it is anticipated that any amounts claimed would be disputed by the Norcals. Additionally, the Norcals may also be obligated to make termination payments under their respective operating ground leases. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. While the Trust is not a party to any of the Norcals’ power sale agreements or ground leases, any termination fees or payments, or other penalties, if determined to be an obligation of the Trust, or an obligation for which the Trust is otherwise legally responsible, would have a material adverse effect on the business, results and financial condition of the Trust.

Rhode Island LFG Genco, LLC

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and, in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included a 13.8MW capacity electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”). The project included nine reciprocating engine generator sets (“gensets”) fueled by methane gas produced by and collected from the Landfill. Prior to the reorganization discussed below, the Trust owned 35.7% of Ridgewood Providence and the remaining 64.3% interest was owned by Ridgewood Electric Power Trust IV (“Trust IV”).

In April 2002, the Managing Shareholder formed Ridgewood Rhode Island Generation LLC (“RRIG”) through a joint venture between Ridgewood Electric Power Trust I (“Trust I”) (15%) and the Ridgewood Power B Fund/Providence Expansion (“B Fund”) (85%) for the purpose of utilizing a portion of the supply of gas from the Landfill that was in excess of the quantity that could be used by Ridgewood Providence. The RRIG project currently is a 6.6MW facility and include four gensets. RRIG’s capacity declined by 2.6MW, from 9.2MW, as two gensets were decommissioned in the third quarter of 2009. Prior to the reorganization discussed below, the Trust did not own any interest in RRIG.

Rhode Island LFG Genco, LLC (“RILG”) was formed in October 2007 as a Delaware limited liability company which must be dissolved no later than December 31, 2107. On November 17, 2008, the Trust, Trust I, Trust IV and B Fund entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to the operations of Ridgewood Providence and RRIG at the Landfill. The principal purpose of these agreements was to consolidate the activities of the Trust, Trust I, Trust IV and B Fund, at the Landfill under one entity, RILG, for the purposes of developing a new electric generating facility and consolidating all gas rights under one entity. References to RILG herein refer to RILG or RILG and its subsidiaries, as the context requires.

Pursuant to terms and conditions of a contribution agreement, the Trust, Trust I, Trust IV and B Fund each contributed certain membership, partnership and economic interests that they held in Ridgewood Providence, RRIG, Rhode Island Gas Management LLC (“RIGM”) and Ridgewood Providence Power Corporation (“RPPC”) to RILG, in exchange for their allocable interests in RILG.  As a result of the reorganization, the Trust, Trust I, Trust IV and B Fund directly or indirectly own all of the equity interests in RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for its 19.56% interest in RILG.

The assets owned by Ridgewood Providence and RRIG currently have a combined 20.4MW of electrical generating capacity and are operated under contract by RPM on an at-cost basis.

 The electricity produced by Ridgewood Providence was historically sold to New England Power Service Company (“NEP”) under a long-term electric power sales contract which would have expired in 2020. In July 2009, NEP under the long-term contract elected to exercise its one-time option to terminate its contract with RILG, effective January 2010. RILG currently sells all of its electrical output in the spot or day-ahead wholesale electricity market. RILG is currently seeking alternate arrangements for the sale of its output of its electricity generating capacity in lieu of selling the output at open market spot prices. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

Under the site lease and gas rights agreement entered into in connection with the transaction, Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, transferred 100% of the current and future landfill gas produced at the Landfill to RILG. Effective with the commercial operation of the new generating facility, RILG will pay a royalty of 15% of gross revenue to RIRRC, net of certain credits, from all sources including electricity, capacity and Renewable Portfolio Standards Attributes (“RPS Attributes”). RILG will also pay monthly rent of $3,400 (escalated for inflation beginning in 2010) for the land on which the treatment facility is intended to be built. The payment arrangements under the previously existing arrangements will continue in place until the new generating facility begins commercial operation. Under the prior existing RPS Attribute agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 15% net revenue royalties from the sale of its RPS Attributes to each of RIRRC and Ridgewood Gas Services LLC. In addition, Ridgewood Providence is also required to pay, as royalty, 18% of power generation revenue to RIRRC. Similarly, RRIG is required to pay 15% net revenue royalties derived from the sale of its RPS Attributes to RIRRC, net of certain adjustments.

The site lease and gas rights agreement also requires that Ridgewood Providence terminate operation of its existing facility, decommission the facility and turn it over to RIRRC, if requested, but no earlier than December 31, 2011 (subject to acceleration with a payment by RIRRC). RILG may also need to relocate a portion of RRIG’s plant and will split any cost of such relocation with RIRRC (subject to a $250,000 cap on RIRRC’s share).

RILG is also obligated, under the terms of the various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5 million. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and could also forfeit its contracted gas rights as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations - Contractual Obligations and Commitments”.

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $15 million towards the purchase of equipment relating to RILG expansion. The final detail of the award is subject to final contract negotiations between RILG and the DOE. As a result, the exact amount, and timing of the receipt of any award, cannot currently be predicted.

Massachusetts law requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas.  Beginning in 2009, each such retail supplier must obtain at least approximately four percent of its supply from qualified new renewable generation units and approximately four percent from qualified older renewable generation units. The regulations providing for certain of these provisions are currently being reviewed by the Massachusetts Department of Energy Resources (“DOER”) and could be modified as a result of that review.

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

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have “vintage” provisions. Thus, Ridgewood Providence can sell the 86,000 megawatt hours that are ineligible under Massachusetts standards into the Connecticut market. During 2009 and 2008, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

The output from Ridgewood Providence and RRIG qualifies for renewable energy incentives in Massachusetts, New Hampshire, Rhode Island and Connecticut. The output of RRIG electrical generating capacity also qualifies for Section 45 federal tax credits. The federal tax credits are expected to continue until October 2015, the tenth anniversary of the commissioning of the gensets.

RILG and several of its affiliates had an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provided such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. The power marketer did not exercise its option to purchase 2009 RPS Attributes, and a deposit provided by RILG and its affiliates to secure their obligations under the agreement was returned by April 2009. All required RPS Attributes were supplied by April 2009 and the contract expired according to its terms on June 15, 2009. RILG currently has no long-term agreements for the sale of RPS Attributes.

Other Investments

On February 19, 2008, the Trust received a distribution of $0.5 million related to the bankruptcy of Globe Manufacturing Corporation (“Globe”), which occurred in January 2001. The Trust had filed a claim against Globe totaling $4 million and does not anticipate that any of the remaining claim will be satisfied.

Project Raw Materials

The Trust’s investments convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The landfill electricity generating facilities consist of gensets that use methane-containing landfill gas as fuel. Gas is collected from the Landfill as it is produced through natural anaerobic digestion of the waste. RILG does not own or operate the Landfill but has arrangements with RIRRC which give the project certain rights, including the right to build the project, occupy the compound and use the gas from the Landfill. These arrangements are set out in long-term agreements that include provisions for royalty payments from the project to RIRRC as compensation for granting these rights.

Competition

Prior to January 2010, power generated by RILG was partly sold pursuant to long-term contract and partly at prevailing market prices. Effective January 2010, all of the power generated by RILG is sold at prevailing market prices. RILG competes with other renewable energy producers for the sale of the electricity and RPS Attributes.

Government Incentives and Regulation

Projects of the Trust are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of the projects and emissions and other substances produced by the projects. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

RILG qualifies for incentives because of the use of renewable fuel.

All of the Trust’s projects have operated under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions in which they operate through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust or its investee companies. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder or its affiliates.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed below.

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

RILG depends on the production of landfill methane gas from the Landfill site on which they operate and access to that gas production.

A number of factors influence the amount and quality of landfill methane gas produced by a landfill site, including the quantity and makeup of the waste deposited into the site by RIRRC, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also affect access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, RILG may not maintain profitable output levels.

RILG is subject to monetary damages and forfeiture of its gas rights if the facilities at the Landfill are not expanded as contractually required.

The terms of RILG’s site lease and gas rights agreement will continue so long as RILG or an affiliate has electricity generating facilities on the Landfill capable of using the landfill gas on an economic basis or otherwise making economic use of the landfill gas products, including, without limitation, sales to third parties. RILG is also obligated, under the terms of the various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. If RILG fails to comply with these obligations, it could be subject to monetary damages and could also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.  The current condition of the capital markets may make selling or obtaining financing for these projects very difficult.

The Norcals could be faced with penalties for breaching their contracts with PG&E and could be required to make termination payments under their operating ground leases.

On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is claiming $6.3 million from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. Additionally, the Norcals may also be obligated to make termination payments under their respective operating ground leases. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. The Trust is not a party to any of the Norcals’ power sale agreements or ground leases and, in the opinion of the Managing Shareholder, not an obligor of these potential obligations. However, if these amounts are determined to be obligations of the Trust, or obligations for which the Trust is otherwise legally responsible, they would have a material adverse effect on the business, results and financial condition of the Trust.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

Regulatory changes, such as emission control changes and climate change regulations could impact the operations of the Trust’s projects. Such changes could increase their costs, prevent them from operating or alternatively, increase their value.

The Trust’s projects sell their electricity output and RPS Attributes at open market prices and could be adversely impacted by unfavorable changes in market prices.

Historically, RILG sold electricity partly at fixed prices pursuant to a long-term contract and partly at prevailing market prices. However, effective January 2010, RILG started selling all of its electricity at market prices.  If market prices for electricity fall sufficiently, RILG may not be able to operate profitably.  Effective January 2009, all RPS Attributes generated by RILG’s operations are sold at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes in the region has been increasing and is expected to continue to increase in the coming years. Additionally, the price for RPS Attributes has been declining since 2008. If the market prices for RPS Attributes continue to decline, such a decline would adversely impact the profitability of RILG, and, if severe enough or if coupled with a decrease in electricity prices, could result in a suspension of operations.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the projects and the Trust would be adversely affected. The Managing Shareholder may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the projects is gensets. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Managing Shareholder may experience price increases for, or difficulty in obtaining, spare parts for the Trust’s projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of the Trust’s projects.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business, results or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

 Holders

As of February 28, 2010, there were 857 holders of Investor Shares.

Dividends

The Trust made no distributions for the year ended December 31, 2009. Trust distributions for the year ended December 31, 2008 were as follows (in thousands, except per share data):

Distributions to Investors	$51
Distributions per Investor Share	130
Distributions to Managing Shareholder	1

While the remaining operating projects of the Trust are for sale, the Trust does not expect to make distributions.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements”, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on December 6, 1993, primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

The Trust focuses primarily on small scale projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 20.4MW and in two electric cogeneration projects, currently not operating, with total capacity of 14.2MW. RRIG’s capacity declined by2.6MW, from9.2MW, as two gensets were decomissioned in the third quarter of 2009.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries, San Joaquin and Byron. The Trust’s consolidated financial statements also include the Trust’s 19.56% interest in RILG, effective November 17, 2008, which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment.

Prior to November 17, 2008, the Trust owned a 35.7% noncontrolling interest in Ridgewood Providence and the remaining 64.3% of Ridgewood Providence was owned by Trust IV. On November 17, 2008, the Trust and other affiliated entities agreed to contribute their interest in Ridgewood Providence, RRIG, RIGM and RPPC to a new entity, RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for a 19.56% interest in RILG. The Trust’s interest in Ridgewood Providence was accounted for using the equity method of accounting.

Based on the Trust’s accounting for its investments, revenues and cost of revenues of the Trust for the years ended December 31, 2009 and 2008 have been derived from the operations of the Norcals.

 The Norcals suspended their operations beginning the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder decided to permanently shut down the operations of the Norcals and is currently in negotiations to sell the Byron and San Joaquin projects. These negotiations are still ongoing and the Managing Shareholder cannot predict when or whether a sale will be consummated or the terms of such a sale.

RILG’s revenue is derived from the sale of electricity generated and the sale of related RPS Attributes. For the year ended December 31, 2009, RILG derived $4.4 million, or 31%, of its annual revenues from the sale of RPS Attributes. As discussed in Item 1A. "Risk Factors", the supply of RPS Attributes has been increasing and is expected to continue to increase in coming years, which has resulted in a decrease in the price of RPS Attributes.

On November 3, 2009, RILG received notice from the DOE that it had been awarded a grant of $15 million towards the purchase of equipment relating to RILG expansion. The final detail of the award is subject to final contract negotiations between RILG and the DOE. As a result, the exact amount, and timing of the receipt of any award, cannot currently be predicted.

The Managing Shareholder is marketing RILG and the Norcals for sale, which represent the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sales process or whether any sales will occur.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the consolidated financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Trust’s consolidated financial statements.

Revenue Recognition

Power generation revenue, if any, is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

The Norcals did not operate in 2009. The Trust recorded revenues of $3.6 million during 2008.

Cost of revenues decreased $3.6 million, or 78.9%, from $4.6 million in 2008 to $1 million in 2009. This decrease was primarily due to lower fuel and repair and maintenance expenses as the Norcals were not in operation during 2009. The Norcals continue to incur certain expenses such as rent and property taxes, even when not operating.

The Trust recorded equity loss of $1.5 million from its investment in RILG in the 2009 period. In 2008, the Trust recorded equity loss of $0.6 million from its investment in Ridgewood Providence and equity loss of $0.1 million from its investment in RILG. The increase in equity loss of $0.8 million in the 2009 period was primarily due to an increase in depreciation expense resulting from a change in estimated useful lives of a portion of the remaining plant assets as of November 2008 and also due to an impairment charge recorded in the third quarter of 2009 when decommissioned gensets were fully impaired as the Managing Shareholder made the decision of not repairing them and their having nominal salvage value. Operating results includes $0.5 million and $1 million of engineering development and legal fees relating to planned plant expansion for the years ended December 31, 2009 and 2008, respectively.

In July 2009, the purchaser to whom RILG sold the output from approximately 60% of its installed capacity under a long-term electric power sales contract, elected to exercise its one-time option to terminate its agreement, effective January 2010. The aggregate price for the output sold under this long-term contract exceeds current open market prices. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

In 2008, the Trust recorded other income of $0.7 million, which represents a property tax reassessment refund of $0.2 million for San Joaquin and $0.5 million received during the first quarter of 2008 as a result of the bankruptcy claim filed against an on-site cogeneration facility owned by Globe.

Liquidity and Capital Resources

At December 31, 2009, the Trust had cash and cash equivalents of approximately $0.1 million, a decrease of $1.3 million from $1.4 million at December 31, 2008. The cash flows for the year ended December 31, 2009 were $1.3 million used in operating activities.

Cash used in operating activities for the year ended December 31, 2009 was $1.3 million compared to $0.4 million in 2008. The increase in cash flow used in operating activities of $0.9 million was primarily due to $0.5 million received as a result of the Globe bankruptcy claim in the 2008 period with no comparable receipt in 2009 and also due to a decrease in cash distributions from RILG in 2009.

In 2008, the Trust used cash of $0.1 million in financing activities, which represent cash distributions to shareholders. In 2009, there were no cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from its equity investments, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months. If the Trust does not have sufficient cash balances, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. During 2009, $0.1 million has been advanced by the Managing Shareholder to the Trust but no management fees have been waived.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

At December 31, 2009, the Norcals have two long-term non-cancelable operating ground leases with total commitments of $1.8 million; $0.2 million of which is due in 2010.

On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is claiming $6.3 million from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. It is the opinion of the Managing Shareholder that these are not obligations of the Trust. To date, no further action has been taken by PG&E or the Norcals to resolve this matter, though it is anticipated that any amounts claimed would be disputed by the Norcals. Additionally, the Norcals may also be obligated to make termination payments under their respective operating ground leases. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. While the Trust is not a party to any of the Norcals’ power sale agreements or ground leases, any termination fees or payments, or other penalties, if determined to be an obligation of the Trust, or an obligation for which the Trust is otherwise legally responsible, would have a material adverse effect on the business, results and financial condition of the Trust.

RILG is obligated, under the terms of various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5 million. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, beginning on page F-1 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report of the Trust’s Independent Registered Public Accounting Firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission (“SEC”) rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2009, the Trust’s internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 62
President and Chief Executive Officer	2004
Robert E. Swanson, 63
Chairman	1997
Jeffrey H. Strasberg, 52
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 49
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and other trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates.  Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, the Managing Shareholder believes that all filings required to be made by the Trust’s executive officers pursuant to Section 16(a) of the Exchange Act have been timely filed with the SEC. The Trust has no directors or 10% shareholders.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

During 2009, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Operating Agreement. The Managing Shareholder or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2010 (no person owns more than 5%) by:

•      each executive officer of the Trust (there are no directors); and
•      all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at February 28, 2010. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1	*
Executive officers as a group	1	*
 __________________________________
*     Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 2.5% of the Trust’s prior year net asset value. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For the years ended December 31, 2009 and 2008, RPM charged the projects $0.3 million and $0.4 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed.  In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $3.9 million and $7.8 million, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions for the year ended December 31, 2009 and distributions to the Managing Shareholder for the year ended December 31, 2008 were $1,000. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute $0.1 million to the Trust prior to the Trust making any liquidating distributions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2009 and 2008 (in thousands).
	2009	2008

Audit fees	$153	$160
Tax fees1	19	21
Total	$172	$181

1  Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis. All of the services listed in the table above were pre-approved by the Managing Shareholder.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Consolidated Financial Statements

See the Index to Consolidated Financial Statements on page F-1 of this report.

(a)(2)           Consolidated Financial Statement Schedules

Not applicable.

(a)(3)           Exhibits

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

Exhibit No.	Description

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

10.13	#	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 7, 2008)

10.14	#	Amendment to Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 6, 2009)

Exhibit No.		Description

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21		Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2009)

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: March 25, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	March 25, 2010
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 25, 2010
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	March 25, 2010
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust III (a Delaware trust) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust III and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 25, 2010

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$49	$1,378
Due from affiliates	334	259
Prepaid expenses and other current assets	65	137
Total current assets	448	1,774
Investment	1,087	2,714
Other assets	-	56

Total assets	$1,535	$4,544

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$82	$51
Due to affiliates	75	12
Total liabilities	157	63

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	1,696	4,768
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(318)	(287)
Total shareholders’ equity	1,378	4,481

Total liabilities and shareholders’ equity	$1,535	$4,544

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008

Revenues	$-	$3,559

Cost of revenues	968	4,593

Gross loss	(968)	(1,034)

Operating expenses:
General and administrative expenses	530	582
Management fee to Managing Shareholder	112	159
Total operating expenses	642	741

Loss from operations	(1,610)	(1,775)

Other (expense) income:
Equity in loss of RILG	(1,499)	(145)
Equity in loss of Ridgewood Providence	-	(603)
Interest income	-	18
Other income	6	681
Total other expense, net	(1,493)	(49)

Net loss	$(3,103)	$(1,824)

Managing Shareholder - Net loss	$(31)	$(18)
Shareholders - Net loss	(3,072)	(1,806)
Net loss per Investor Share	(7,840)	(4,610)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009 AND 2008
(in thousands)

	Shareholders' Equity	Managing Shareholder Deficit	Total Shareholders' Equity

Balance at December 31, 2007	$6,625	$(268)	$6,357
Net loss	(1,806)	(18)	(1,824)
Cash distributions	(51)	(1)	(52)
Balance at December 31, 2008	4,768	(287)	4,481

Net loss	(3,072)	(31)	(3,103)

Balance at December 31, 2009	$1,696	$(318)	$1,378

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,103)	$(1,824)

Adjustments to reconcile net loss to net cash used in by operating activities:
Equity in loss of RILG	1,499	145
Equity in loss of Ridgewood Providence	-	603
Cash distributions from investment	128	499
Changes in operating assets and liabilities:
Accounts receivable	-	294
Due to/from affiliates, net	(12)	17
Prepaid expenses and other current assets	72	4
Other assets	56	(56)
Accounts payable and accrued expenses	31	(115)
Total adjustments	1,774	1,391
Net cash used in operating activities	(1,329)	(433)

Cash flows from financing activities:
Cash distributions to shareholders	-	(52)

Net decrease in cash and cash equivalents	(1,329)	(485)
Cash and cash equivalents, beginning of year	1,378	1,863

Cash and cash equivalents, end of year	$49	$1,378

Supplemental disclosures of noncash financing activities:
Noncash exchange of Ridgewood Providence interests for RILG interests	$-	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.           DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trust have characteristics that qualify the projects for government incentives.

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

Prior to November 17, 2008, the Trust owned a 35.7% noncontrolling interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 64.3% interest was owned by Ridgewood Electric Power Trust IV (“Trust IV”). On November 17, 2008, the Trust contributed its 35.7% interest in Ridgewood Providence in exchange for a 19.56% interest in RILG, as discussed in Note 3.

The Norcals suspended their operations beginning the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder decided to permanently shut down the operations of the Norcals and is currently in negotiations to sell the Byron and San Joaquin projects. These negotiations are still ongoing and the Managing Shareholder cannot predict when or whether a sale will be consummated or the terms of such sale. On February 8, 2010, San Joaquin received a notice from Pacific Gas & Electric Company (“PG&E”), the party to whom the Norcals sold electric energy, that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is claiming $6,329 from San Joaquin. Additionally, the Norcals may also be obligated to make termination payments under their respective operating ground leases as discussed in Note 6.

The Managing Shareholder is also marketing RILG for sale, which represents the only other remaining investment of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

The Trust has recorded net losses and decrease in cash for both 2009 and 2008. If the Trust does not have sufficient cash balances to continue its operations, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. As a result, the Trusts expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures through March 2011.

The Managing Shareholder performs, or arranges for the performance of, the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements and has made disclosure of a material subsequent event in Note 6.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust evaluates its estimates of assets, including investments, prepaid expenses and other current assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c) Revenue Recognition

Power generation revenue, if any, is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates.

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2009, cash and cash equivalents did not exceed insured limits. At December 31, 2008, cash and cash equivalents exceeded federal insured limits by $881, all of which was invested either in US Treasury bills or money market accounts that invest primarily in US government securities.

e) Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying value of the Trust’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short-term nature.

f) Comprehensive Loss

The Trust's comprehensive loss consists only of net loss.

g) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

h) Recent Accounting Pronouncements

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which delayed the effective date of fair value measurements for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted this guidance effective January 1, 2009, with no material impact on its consolidated financial statements.

In April 2009, the FASB issued additional guidance relating to factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements.

In August 2009, the FASB amended its previous guidance regarding the fair value measurements and disclosures in order to reduce potential uncertainty in financial reporting when measuring the fair value of liabilities. The Trust adopted this guidance effective September 30, 2009, with no material impact on its consolidated financial statements.

In January 2010, the FASB amended its previous guidance to clarify and provide additional disclosure requirements relating to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets in order to provide greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. This guidance will become effective for interim and annual reporting periods beginning after December 15, 2009, except for certain kind of disclosures for which effective date is for fiscal year beginning after December 15, 2010. The Trust is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities (“VIE”). This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of VIE. The Trust adopted this guidance effective January 1, 2010, with no material impact on its consolidated financial statements.

In December 2009, the FASB amended its previous guidance issued in June 2009 regarding the consolidation of VIE which replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment also requires additional disclosures about a reporting entity’s involvement with VIEs.  This guidance will become effective for the fiscal year beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Trust is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Trust adopted the Codification with no material impact on its consolidated financial statements.

3.           INVESTMENT

RILG

In October 2007, RILG was formed as a Delaware limited liability company which must be dissolved no later than December 31, 2107.  RILG has electrical generating capacity of 20.4 megawatts and associated gas treatment systems, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”). The project includes reciprocating engine generator sets which are fueled by methane gas produced by and collected from the Landfill. RILG is operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder, on an at-cost basis.

On November 17, 2008, the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust IV and Ridgewood Power B Fund/Providence Expansion (“B Fund”) entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to the operations of Ridgewood Providence and Ridgewood Rhode Island Generation LLC (“RRIG”) at the Landfill. The principal purpose of these agreements was to consolidate the activities of the Trust, Trust I, Trust IV and B Fund, at the Landfill under one entity, RILG, for the purposes of developing a new electric generating facility and consolidating all gas rights under one entity.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Pursuant to terms and conditions of a contribution agreement, the Trust, Trust I, Trust IV and B Fund each contributed certain membership, partnership and economic interests that they held in Ridgewood Providence, RRIG, Rhode Island Gas Management LLC and Ridgewood Providence Power Corporation to RILG, in exchange for their allocable interests in RILG.  As a result of the reorganization, the Trust, Trust I, Trust IV and B Fund directly or indirectly own all of the equity interests in RILG. The Trust contributed its 35.7% interest in Ridgewood Providence in exchange for its 19.56% interest in RILG. The Trust’s interest in Ridgewood Providence was accounted for using the equity method of accounting.

RILG and several of its affiliates had an agreement with a power marketer for which they were committed to sell Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provided such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. The power marketer did not exercise its option to purchase 2009 RPS Attributes, and a deposit provided by RILG and its affiliates to secure their obligations under the agreement was returned by April 2009. All required RPS Attributes were supplied by April 2009 and the contract expired according to its terms on June 15, 2009. RILG currently has no long-term agreements for the sale of RPS Attributes.

Historically, RILG sold electricity it produced partly at fixed prices pursuant to a long-term contract and partly at prevailing market prices. In July 2009, the purchaser under the long-term contract elected to exercise its one-time option to terminate its contract with RILG, effective January 2010. RILG currently sells all of its electrical output in the spot or day-ahead wholesale electricity market. RILG is currently seeking alternate arrangements for the sale of its output of its electricity generating capacity in lieu of selling the output at open market spot prices. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $15,000 towards the purchase of equipment relating to RILG expansion. The final detail of the award is subject to final contract negotiations between RILG and the DOE. As a result, the exact amount, and timing of the receipt of any award, cannot currently be predicted.

Summarized balance sheet data for RILG at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Current Assets	$3,128	$4,120
Non-current assets	8,512	15,004
Total assets	$11,640	$19,124

Current liabilities	$3,641	$2,782
Members’ Equity	7,999	16,342
Total liabilities and equity	$11,640	$19,124

Trust share of RILG equity	$1,087	$2,714

Summarized statements of operations data for RILG for the year ended December 31, 2009 and for the period from November 17, 2008 to December 31, 2008 and for Ridgewood Providence for the period from January 1, 2008 to November 16, 2008 is as follows:

	Year Ended	November 17 to	January 1 to
	December 31,	December 31,	November 16,
	2009	2008	2008

Revenues	$14,296	$2,200	$8,352

Cost of revenues	16,973	2,050	7,275
Other expenses	4,985	890	2,766
Total expenses	21,958	2,940	10,041

Net loss	$(7,662)	$(740)	$(1,689)

Trust share of equity loss	$(1,499)	$(145)	$(603)

The Trust’s share of RILG equity is not based on its 19.56% interest in RILG. Instead, it represents the carrying value of its net investment in Ridgewood Providence at the time of the reorganization, increased/decreased for its 19.56% share of earnings, losses and distributions of RILG that occurred subsequent to the reorganization.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

During the third quarter of 2009, RILG recorded an impairment charge of $1,207 due to the decision made by the Managing Shareholder not to repair certain long-lived assets that were taken out of service for non-performance. As this equipment has only nominal salvage value, upon determination that the assets would not be restored to an operating status, their asset value was written off. The Trust's share of the impairment charge was included in equity loss in RILG in the accompanying consolidated statements of operations.

Due to a change in the estimated useful life of certain assets, RILG recorded additional depreciation expense of $3,337 and $564 for the years ended December 31, 2009 and 2008, respectively, which was included in equity loss in RILG in the accompanying consolidated statements of operations.

4.           COMMITMENTS AND CONTINGENCIES

Norcals have two long-term operating ground leases with future minimum lease payments at December 31, 2009 as follows:

Years Ended December 31,
2010	$173
2011	173
2012	173
2013	173
2014	173
Thereafter	924
Total	$1,789

Rent expense for the years ended December 31, 2009 and 2008 was $184 and $229, respectively.

On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is claiming $6,329 from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. It is the opinion of the Managing Shareholder that these are not obligations of the Trust. To date, no further action has been taken by PG&E or the Norcals to resolve this matter, though it is anticipated that any amounts claimed would be disputed by the Norcals. Additionally, the Norcals may also be obligated to make termination payments under their respective operating ground leases. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. While the Trust is not a party to any of the Norcals’ power sale agreements or ground leases, any termination fees or payments, or other penalties, if determined to be an obligation of the Trust, or an obligation for which the Trust is otherwise legally responsible, would have a material adverse effect on the business, results and financial condition of the Trust.

RILG is obligated, under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

5.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $112 and $159 for the years ended December 31, 2009 and 2008, respectively, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 2.5% of the Trust’s prior year net asset value. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $313 and $394, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $3,854 and $7,798, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions for the year ended December 31, 2009 and distributions to the Managing Shareholder were $1 for the year ended December 31, 2008. The Trust has not yet reached Payout.

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

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At December 31, 2009 and 2008, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2009	2008	2009	2008

RPM	$19	$252	$-	$-
RRP	-	-	75	-
RILG	314	6	-	12
Other affiliates	1	1	-	-
Total	$334	$259	$75	$12

 6.        SUBSEQUENT EVENT

On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is claiming $6,329 from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. The Trust is not a party to any of the Norcals’ power sale agreements and, in the opinion of the Managing Shareholder, not an obligor of these potential obligations. However, if these amounts are determined to be obligations of the Trust, or obligations for which the Trust is otherwise legally responsible, they would have a material adverse effect on the business, results and financial condition of the Trust.