Form 10-Q
period 2010-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2010-05-10
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21	$49
Due from affiliates	221	334
Prepaid expenses and other current assets	60	65
Total current assets	302	448
Investment	678	1,087

Total assets	$980	$1,535

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$142	$82
Due to affiliates	174	75
Total liabilities	316	157

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	989	1,696
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(325)	(318)
Total shareholders’ equity	664	1,378

Total liabilities and shareholders’ equity	$980	$1,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Cost of revenues	$112	$229

Gross loss	(112)	(229)

Operating expenses:
General and administrative expenses	184	174
Management fee to Managing Shareholder	9	28
Total operating expenses	193	202

Loss from operations	(305)	(431)

Equity in loss of RILG	(409)	(296)

Net loss	$(714)	$(727)

Managing Shareholder - Net loss	$(7)	$(7)
Shareholders - Net loss	(707)	(720)
Net loss per Investor Share	(1,804)	(1,837)
Distributions per Investor Share	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net cash used in operating activities	$(28)	$(381)

Cash and cash equivalents, beginning of year	49	1,378

Cash and cash equivalents, end of period	$21	$997

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

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder decided to permanently shut down the operations of the Norcals and is currently in negotiations to sell the Byron and San Joaquin projects. These negotiations are ongoing and the Managing Shareholder cannot predict when or whether a sale will be consummated or the terms of such sale. On February 8, 2010, San Joaquin received a notice from Pacific Gas & Electric Company (“PG&E”), the party to whom the Norcals sold electric energy, that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E has invoiced San Joaquin for $6,329. The Trust does not believe that San Joaquin, or the Trust, is obligated to pay this amount, and accordingly, this invoice has not been reflected in the Trust’s financial statements. The Norcals may also be obligated to make termination payments under their respective operating ground leases as discussed in Note 7.

The Managing Shareholder is also marketing RILG for sale, which represents the only other remaining investment of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

The Trust has recorded net losses and decreases in cash for both 2010 and 2009 periods. If the Trust does not have sufficient cash balances to continue its operations, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. As a result, the Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures of the Trust, but not for the Trust’s investments, through May 2011. These sources will not be sufficient to fund the capital expenditures required for RILG’s landfill operations, see Note 7.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year or any other period.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.      RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its previous guidance to clarify and provide additional disclosure requirements relating to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets in order to provide greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. The Trust adopted these amended standards on January 1, 2010, with no material impact on its condensed consolidated financial statements. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Trust is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities (“VIEs”). This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of a VIE. The Trust adopted this guidance effective January 1, 2010, with no material impact on its condensed consolidated financial statements.

In December 2009, the FASB amended its previous guidance issued in June 2009 regarding the consolidation of VIE. The amended guidance replaces which replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment also requires additional disclosures about a reporting entity’s involvement with VIEs.  The Trust adopted this guidance effective January 1, 2010, with no material impact on its condensed consolidated financial statements.

4.      CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2010, cash and cash equivalents did not exceed federal insured limits.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)
5.            INVESTMENT

Summarized statements of operations data for RILG for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009

Revenues	$2,236	$3,715

Gross loss	(1,198)	(341)

Loss from operations	(2,091)	(1,512)

Net loss	(2,091)	(1,513)

Trust share of loss in RILG	(409)	(296)

On November 3, 2009, RILG received notice from the United States Department of Energy that it had been awarded a grant of $15,000 towards development expenses relating to RILG expansion. While the grant has not been finalized and as a result, the terms of the grant is not presently determinable, this grant is expected to cover approximately 15% of the eligible expenses. As of March 31, 2010, RILG recorded $72 of grant revenue, which is included in the revenues in the above table.

6.            TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At March 31, 2010 and December 31, 2009, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2010	2009	2010	2009

Ridgewood Power Management LLC	$9	$20	$-	$-
Ridgewood Renewable Power LLC	-	-	174	75
RILG	212	314	-	-

	$221	$334	$174	$75

7.      COMMITMENTS AND CONTINGENCIES

The Norcals have two long-term non-cancelable operating ground leases with aggregate future minimum lease payments of $173 per annum.

On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under the power sale agreement since October 2008, PG&E is owed $6,329 from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. It is the opinion of the Managing Shareholder that these are not valid obligations of either the Norcals or of the Trust. To date, no further action has been taken by PG&E or the Norcals to resolve this matter, though it is anticipated that any amounts claimed would be disputed by the Norcals. Additionally, the Norcals may also be obligated to make termination payments under their respective operating ground leases. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. While the Trust is not a party to any of the Norcals’ power sale agreements or ground leases, any termination fees or payments, or other penalties, if ultimately determined to be an obligation of the Trust, or an obligation for which the Trust is otherwise legally responsible, would have a material adverse effect on the business, results and financial condition of the Trust.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of March 31, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Trust’s assets,
•	whether the landfill gas-fired electric generating projects will be able to obtain financing required to expand and make planned changes to its operations,
•	the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
•	the outcome of a project level dispute with PG&E,
•	the ability to secure a long-term contract for the sale of energy produced by the landfill project on favorable terms,
•	changes in political and economic conditions, or federal or state regulatory structures,
•	government mandates, including those associated with climate change,
•	the ability of customers to pay for energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2009 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2009 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Cost of revenues decreased $0.1 million, or 51.1%, from $0.2 million in 2009 to $0.1 million in 2010. This decrease was primarily due to a decrease in personnel expenses relating to maintenance, since Norcals operation was discontinued in late 2009. The Norcals continue to incur certain expenses such as rent and property taxes, even when not operating.

For the three months ended March 31, 2010, the Trust recorded equity loss of $0.4 million from its investment in RILG compared to equity loss of $0.3 million for the same period in 2009. The increase in equity loss of $0.1 million was primarily attributable to a decrease in renewable attribute revenue resulting from renewable energy credits produced but not committed for sale until second quarter of 2010. In addition, power generation revenue decreased as a result of the long-term power contract terminating in January 2010 and electric generation now being sold at a lower aggregate price in the open market, partially offset by decreases in professional fees and royalty expenses. RILG operating results for both the 2010 and 2009 periods also include approximately $0.8 million of engineering development and legal fees relating to planned plant expansion.

Total assets decreased approximately $0.5 million from $1.5 million at December 31, 2009 to $1 million at March 31, 2010, primarily due to decreases of $0.4 million from its investment in RILG and $0.1 million in intercompany receivables. Total liabilities increased approximately $0.1 million from $0.2 million at December 31, 2009 to $0.3 million at March 31, 2010 primarily due to increases in intercompany payables and accounts payables.

Liquidity and Capital Resources

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

At March 31, 2010, the Trust had cash and cash equivalents of $21,000, a decrease of $28,000 from $49,000 at December 31, 2009, as a result of cash used in operating activities.

Cash used in operating activities for the three months ended March 31, 2010 was $28,000 compared to $0.4 million for the same period in 2009. The decrease in cash flow used by operating activities of $0.4 million was primarily due to an increase in intercompany payables used to fund operations of the Trust.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from its equity investment in RILG, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures of the Trust, but not for its investments, for the next 12 months. If the Trust does not have sufficient cash balances, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. As of the date of filing, $0.2 million has been advanced by the Managing Shareholder to the Trust, but no management fees have been waived.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust has no off-balance sheet arrangements and there have been no material changes in the contractual obligations and commitments disclosed in the Trust's 2009 Form 10-K.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust's 2009 Form 10-K.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust's 2009 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        RESERVED

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: May 10, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)