Form 10-Q
period 2010-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2010-08-11
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐    No ☑

As of July 31, 2010, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8	$49
Due from affiliates	212	334
Prepaid expenses and other current assets	26	65
Total current assets	246	448
Investment	487	1,087

Total assets	$733	$1,535

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$113	$82
Due to affiliates	328	75
Total liabilities	441	157

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	621	1,696
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(329)	(318)
Total shareholders’ equity	292	1,378

Total liabilities and shareholders’ equity	$733	$1,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Cost of revenues	$221	$483	$109	$254

Gross loss	(221)	(483)	(109)	(254)

Operating expenses:
General and administrative expenses	248	269	64	95
Management fee to Managing Shareholder	17	56	8	28
Total operating expenses	265	325	72	123

Loss from operations	(486)	(808)	(181)	(377)

Equity in loss of RILG	(600)	(613)	(191)	(317)

Net loss	$(1,086)	$(1,421)	$(372)	$(694)

Managing Shareholder - Net loss	$(11)	$(14)	$(4)	$(7)
Shareholders - Net loss	(1,075)	(1,407)	(368)	(687)
Net loss per Investor Share	(2,744)	(3,591)	(940)	(1,753)
Distributions per Investor Share	-	-	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net cash used in operating activities	$(41)	$(587)

Cash and cash equivalents, beginning of year	49	1,378

Cash and cash equivalents, end of period	$8	$791

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, collectively with Byron, the “Norcals”). The Trust’s condensed consolidated financial statements also include the Trust’s 19.56% interest in Rhode Island LFG Genco, LLC (“RILG”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment.

On July 26, 2010, the Trust along with Ridgewood Electric Power Trust I (“Trust I”) (through its 100% ownership of Ridgewood Olinda LLC), Ridgewood Electric Power Trust IV (“Trust IV”) and Ridgewood Power B Fund/Providence Expansion (B Fund, and together with the Trust, Trust I and Trust IV, the “Trusts”) entered into an interest purchase agreement to sell all of their respective limited liability company membership interests in RILG to MIP II Biopower LLC (“MIP”), which is affiliated with Macquarie Group Limited, an Australian based international company. A summary of the material terms and conditions of the interest purchase agreement was provided in a Current Report on Form 8-K filed with the SEC on July 29, 2010. As of the date of the filing of this report, consent solicitations regarding the approval of the sale have not been mailed to the shareholders of any of the Trusts.

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder decided to shut down the operations of the Norcals with no current plans to resume operations. The Managing Shareholder is currently in negotiations to sell the Byron and San Joaquin projects. These negotiations are ongoing and the Managing Shareholder cannot predict when or whether a sale will be consummated or the terms of such sale; however, any proceeds are expected to be minimal. On February 8, 2010, San Joaquin received a notice from Pacific Gas & Electric Company (“PG&E”), the party to whom the Norcals sold electric energy, that due to San Joaquin’s failure to deliver power under its power sale agreement since October 2008, PG&E has invoiced San Joaquin for $6,329. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. The Managing Shareholder believes that neither Norcals nor the Trust, owes any amounts to PG&E, and accordingly, this amount has not been reflected in the Trust’s financial statements. As of the date of the filing of this report, PG&E has not commenced any legal proceeding against the Trust regarding its claim. However, if PG&E were to do so, even if ultimately not successful, or if the Managing Shareholder reasonably believes that PG&E might file a claim, the Managing Shareholder anticipates it would have to delay making any distributions to shareholders of the Trust until the matter is resolved. In addition, the Norcals may be obligated to make termination payments under their respective operating ground leases as discussed in Note 7.

The Trust has recorded net losses and decreases in cash for both 2010 and 2009 periods. If the Trust does not have sufficient cash balances to continue its operations, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. As a result, the Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures of the Trust, but not for the Trust’s investments, through August 2011. These sources will not be sufficient to fund the capital expenditures required for RILG’s landfill operations, see Note 7.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that except for the interest purchase agreement for the sale of RILG, there were no additional events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In the opinion of management, the condensed consolidated financial statements as of June 30, 2010, and for the six and three months ended June 30, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year or any other period.

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

4.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2010, cash and cash equivalents did not exceed federal insured limits.

5.             INVESTMENT

The Trust owns 19.6%, Trust I owns 6.8%, Trust IV owns 35.2% and B Fund owns 38.4% of RILG. Summarized statements of operations data for RILG for the six and three months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Revenues	$5,159	$6,972	$2,923	$3,257

Gross loss	(1,465)	(1,356)	(267)	(1,015)

Loss from operations	(3,066)	(3,129)	(975)	(1,617)

Net loss	(3,065)	(3,132)	(974)	(1,619)

Trust share of loss in RILG	(600)	(613)	(191)	(317)

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $14,973 towards development expenses relating to RILG expansion. The grant is subject to various final closing conditions, including DOE approval of a plan to finance the expansion construction to be submitted by RILG prior to December 31, 2010. As of June 30, 2010, RILG recorded $116 of grant revenue, which is included as revenues in the above table.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Currently, RILG sells all of its electrical output in the spot or day-ahead wholesale electricity market. Effective September 1, 2010, RILG will begin selling all of its electricity under a long-term fixed price contract with built in cost escalations to Connecticut Municipal Electric Energy Cooperative (“CMEEC”). Renewable Portfolio Standards Attributes (“RPS Attributes”) generated as a result of the volume of electricity produced by RILG are currently sold in the open market, but upon the commencement of the agreement with CMEEC, all RPS Attributes will be sold to CMEEC at a contracted price of $25 per megawatt hour, which is currently above spot market prices.

6.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At June 30, 2010 and December 31, 2009, the Trust had outstanding receivables from and payables to affiliates as follows:

	Due from		Due to
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

Ridgewood Power Management LLC	$-	$20	$13	$-
Ridgewood Renewable Power LLC	-	-	315	75
RILG	212	314	-	-

	$212	$334	$328	$75

 7.            COMMITMENTS AND CONTINGENCIES

The Norcals have two long-term non-cancelable operating ground leases with aggregate future minimum lease payments of $173 per annum.

On February 8, 2010, San Joaquin received a notice from PG&E that due to San Joaquin’s failure to deliver power under its power sale agreement since October 2008, PG&E is owed $6,329 from San Joaquin. If PG&E were to deliver a similar notice regarding Byron, the Managing Shareholder estimates that approximately the same amount would be sought. The Managing Shareholder believes that neither Norcals nor the Trust, owes any amounts to PG&E, and accordingly, this amount has not been reflected in the Trust’s financial statements. As of the date of this filing, PG&E has not commenced any legal proceeding against the Trust regarding its claim. Additionally, the Norcals may be obligated to make termination payments under their respective operating ground leases. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites have minimal fair value, and zero book accounting value. While the Trust is not a party to any of the Norcals’ power sale agreements or ground leases, any termination fees or payments, or other penalties, if ultimately determined to be an obligation of the Trust, would have a material adverse effect on the financial condition of the Trust and any future distributions, including the distribution of proceeds from the sale of RILG.

In connection with RILG’s obligation to expand its electricity generating capacity, RILG is obligated, under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to construct a new electric generating facility at the Landfill, with an estimated future construction cost of $130,000, and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the new electric generating facility or December 31, 2014. As part of this commitment, RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill, the construction of new pipes and headers and the cost of new flares on the Landfill. Under an agreement with RIRRC, the cost of this construction is approximately $12,000 which will be split equally between RIRRC and RILG regardless of whether the sale of RILG is completed. If RILG fails to comply with its expansion obligations, it could forfeit its contracted gas rights. The Managing Shareholder is currently in negotiations to amend this agreement such that: 1) the obligation of RILG to build the sulfur treatment and flares increases to 100% of the costs, but is only an obligation of RILG if financing to complete the expansion is obtained, and 2) undertake site preparation work at an estimated cost of $500; with up to $500 being loaned to RILG by RIRRC.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

A condition of the July 26, 2010, interest purchase agreement to sell RILG to MIP, is that if the shareholders of each of the Trusts, if asked in accordance with the interest purchase agreement, do not timely approve the sale, the Trusts must reimburse MIP for its reasonable documented out-of-pocket costs, fees and expenses incurred in connection with the sale and may be required, in certain circumstances, to pay a termination fee to MIP. As of the date of this report, MIP estimates that its out-of-pocket costs, fees and expenses through closing will total approximately $3,000.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. In May 2010, this lawsuit was settled with no financial impact to the Trust.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of June 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. Results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

·	the timing or terms of any sale of the Trust’s assets,
·	whether the landfill gas-fired electric generating project will be able to obtain financing required to expand and make planned changes to its operations,
·	the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
·	the outcome of a project level dispute with PG&E,
·	changes in political and economic conditions, or federal or state regulatory structures,
·	government mandates, including those associated with climate change,
·	the ability of customers to pay for energy received,
·	supplies and prices of fuels,
·	operational status of generating plants, including mechanical breakdowns, and
·	volatility in the price for electric energy, natural gas or renewable energy.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Cost of revenues decreased $0.3 million, or 54.2%, from $0.5 million in 2009 to $0.2 million in 2010. This decrease was primarily due to a decrease in personnel expenses relating to maintenance, since the Norcals operations were discontinued in late 2009. The Norcals continue to incur certain expenses such as rent and property taxes, even when not operating.

For the six months ended June 30, 2010 and 2009, the Trust recorded equity loss of $0.6 million from its investment in RILG. Power generation revenue decreased as a result of a long-term power contract terminating in January 2010 and electric generation now being sold at a lower aggregate price in the open market. This was offset by decreases in maintenance expenses, royalty expenses and depreciation expenses. RILG operating results for both the 2010 and 2009 periods also include approximately $1.2 million of engineering development and legal fees relating to planned plant expansion.

Total assets decreased $0.8 million from $1.5 million at December 31, 2009 to $0.7 million at June 30, 2010, primarily due to decreases of $0.6 million from the Trust’s investment in RILG and approximately $0.2 million in intercompany receivables. Total liabilities increased $0.3 million from $0.2 million at December 31, 2009 to approximately $0.5 million at June 30, 2010, primarily due to increase in intercompany payables.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Cost of revenues decreased approximately $0.2 million, or 57%, from $0.3 million in 2009 to $0.1 million in 2010. This decrease was primarily due to a decrease in personnel expenses relating to maintenance, since the Norcals operations were discontinued in late 2009. The Norcals continue to incur certain expenses such as rent and property taxes, even when not operating.

For the three months ended June 30, 2010, the Trust recorded equity loss of $0.2 million from its investment in RILG compared to equity loss of $0.3 million for the same period in 2009. The decrease in equity loss of $0.1 million was primarily attributable to a decrease in maintenance expenses and depreciation expenses, partially offset by a decrease in power generation revenue as a result of the long-term power contract terminating in January 2010 and electric generation now being sold at a lower aggregate price in the open market. RILG operating results for both the 2010 and 2009 periods also include approximately $0.5 million of engineering development and legal fees relating to planned plant expansion.

Liquidity and Capital Resources

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

At June 30, 2010, the Trust had cash and cash equivalents of $8,000, a decrease of $41,000 from $49,000 at December 31, 2009, as a result of cash used in operating activities.

Cash used in operating activities for the six months ended June 30, 2010 was $41,000 compared to $0.6 million for the same period in 2009. The decrease in cash flow used by operating activities of $0.5 million was primarily due to an increase in intercompany payables used to fund operations of the Trust.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from its equity investment in RILG, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures of the Trust, but not for its investments, for the next 12 months. If the Trust does not have sufficient cash balances, the Managing Shareholder has the ability to make cash advances to the Trust or waive management fees that the Trust is obligated to pay. As of the date of filing, $0.3 million has been advanced by the Managing Shareholder to the Trust, but no management fees have been waived.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust has no off-balance sheet arrangements.

For a discussion of developments regarding the Fund’s contractual obligations, see Note 7 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

For a discussion of developments regarding the Fund’s legal proceedings, see Note 7 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: August 11, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)