Form 10-Q
period 2010-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2010-11-15
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10	$49
Due from affiliates	373	334
Prepaid expenses and other current assets	79	65
Total current assets	462	448
Investment	281	1,087

Total assets	$743	$1,535

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$130	$82
Due to affiliates	723	75
Total liabilities	853	157

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (391.8444 Investor Shares issued and
outstanding)	223	1,696
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(333)	(318)
Total shareholders’ equity (deficit)	(110)	1,378

Total liabilities and shareholders’ equity (deficit)	$743	$1,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Cost of revenues	$311	$684	$90	$201

Gross loss	(311)	(684)	(90)	(201)

Operating expenses:
General and administrative expenses	345	365	97	96
Management fee to Managing Shareholder	26	84	9	28
Total operating expenses	371	449	106	124

Loss from operations	(682)	(1,133)	(196)	(325)

Equity in loss of RILG	(806)	(1,186)	(206)	(573)

Net loss	$(1,488)	$(2,319)	$(402)	$(898)

Managing Shareholder - Net loss	$(15)	$(23)	$(4)	$(9)
Shareholders - Net loss	(1,473)	(2,296)	(398)	(889)
Net loss per Investor Share	(3,759)	(5,859)	(1,015)	(2,269)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net cash used in operating activities	$(39)	$(1,029)

Cash and cash equivalents, beginning of year	49	1,378

Cash and cash equivalents, end of period	$10	$349

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.             DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on power generation facilities located in the US.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”). The Trust’s condensed consolidated financial statements also include the Trust’s 19.56% interest in Rhode Island LFG Genco, LLC (“RILG”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control the operating and financial policies of the investment.

On July 26, 2010, the Trust, Ridgewood Electric Power Trust I (“Trust I”) (through its 100% ownership of Ridgewood Olinda LLC), Ridgewood Electric Power Trust IV (“Trust IV”) and Ridgewood Power B Fund/Providence Expansion (“B Fund”, and together with the Trust, Trust I and Trust IV, the “Trusts”) entered into an interest purchase agreement to sell all of their respective limited liability company membership interests in RILG to MIP II Biopower LLC (“MIP”), which is affiliated with Macquarie Group Limited, an Australian based international company. Under the interest purchase agreement, Trust I also agreed to sell its interest in another landfill-gas business located in California. A summary of the material terms and conditions of the interest purchase agreement was reported in a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 29, 2010.

On or about August 25, 2010, the Managing Shareholder, on behalf of the Trusts, began to solicit the approval of their shareholders for the sale of RILG. The shareholders of each of the Trusts approved the proposed transactions, as reported in a Current Report on Form 8-K filed with the SEC on September 27, 2010.  The closing of the transactions contemplated by the interest purchase agreement are subject to certain additional closing conditions, including MIP obtaining debt financing required to finance the future development of expansions at the landfill-gas businesses. As of the date of the filing of this report, the closing of the sale of the landfill-gas businesses has not occurred.

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

See Note 8. “Commitments and Contingencies” for a discussion of disputes involving the Norcals that could, among other things, delay or reduce distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust that would commence upon the closing of the sale of RILG.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.             GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Trust has suffered recurring losses and has an accumulated deficit as of September 30, 2010. The Trust used cash provided by the Managing Shareholder in support of its operating activities as the Trust does not have sufficient cash balances to continue its operations. As the Managing Shareholder has the ability, but not the obligation, to continue to make cash advances to the Trust, waive its existing receivables from the Trust or waive management fees that the Trust is obligated to pay, the Trust expects to be able to fund its working capital needs through November 2011. However, the Trust does not expect to be able to fund the working capital needs of RILG. If the sale of RILG closes, the Trust will receive proceeds from the sale, sufficient to eliminate the Trust’s accumulated deficit. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Trust be unable to continue as a going concern.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the SEC and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2010, and for the nine and three months ended September 30, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year or any other period.

Certain items in previously issued financial statements have been reclassified for comparative purposes.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

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

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

5.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2010, cash and cash equivalents did not exceed federal insured limits.

6.             INVESTMENT

The Trust owns 19.6%, Trust I owns 6.8%, Trust IV owns 35.2% and B Fund owns 38.4% of RILG. Summarized statements of operations data for RILG for the nine and three months ended September 30, 2010 and 2009 were as follows:

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenues	$8,229	$10,401	$3,070	$3,429

Gross loss	(722)	(2,112)	743	(756)

Loss from operations	(4,119)	(6,059)	(1,053)	(2,930)

Net loss	(4,119)	(6,063)	(1,054)	(2,931)

Trust share of loss in RILG	(806)	(1,186)	(206)	(573)

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $14,973 towards development expenses relating to RILG expansion. The grant is subject to various final closing conditions, including DOE approval of a plan to finance the expansion construction to be submitted by RILG prior to December 31, 2010. As of September 30, 2010, RILG recorded $165 of grant revenue, which is included as revenues in the above table.

From January 2010 to August 2010, RILG sold all of its electrical output in the spot or day-ahead wholesale electricity market. Effective September 1, 2010, RILG began selling all of its electricity under a long-term fixed price contract with built in cost escalations to Connecticut Municipal Electric Energy Cooperative (“CMEEC”). Renewable Portfolio Standards Attributes (“RPS Attributes”) generated as a result of the volume of electricity produced by RILG also were sold in the open market, but upon the commencement of the agreement with CMEEC, all RPS Attributes are sold to CMEEC at a contracted price of $25 per megawatt hour, which is currently above spot market prices.

7.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2010 and December 31, 2009, the Trust had outstanding receivables from and payables to affiliates as follows:

	Due From		Due To
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009

Ridgewood Power Management LLC	$-	$20	$48	$-
Ridgewood Renewable Power LLC	-	-	675	75
RILG	373	314	-	-

	$373	$334	$723	$75

 8.             COMMITMENTS AND CONTINGENCIES

In February and October 2010, the Norcals received notices from PG&E, the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owes PG&E $6,329 and $2,966, respectively, due to, among other things, the facilities failing to deliver power under their respective power sale agreements with PG&E. However, pursuant to a tolling agreement between PG&E, the Trust and the Norcals dated September 22, 2010, PG&E has agreed not to exercise its rights relating to these asserted amounts owed.  PG&E may immediately terminate this agreement if it determines that reasonable progress is not being made toward a new renewable energy power purchase agreement between PG&E and a third party with respect to the energy and other products generated by the cogeneration facilities currently owned and controlled by the Norcals. The Norcals have agreed to negotiate agreements to terminate their respective power sale agreements with PG&E. The tolling agreement also may be terminated by any party with thirty days’ written notice. In addition, the Norcals are tenants under two long-term non-cancelable ground leases with aggregate future minimum lease payments of approximately $1,840. San Joaquin has not paid rent under its lease since December 2009 and in July 2010 received a letter from the landlord under that lease asserting that San Joaquin is in default under the lease. Neither San Joaquin nor Byron have the ability to pay these amounts, if actually due, and the installed equipment at these sites has minimal fair value, and zero book accounting value. As of the date of the filing of this report, neither the San Joaquin landlord nor PG&E has commenced any legal proceeding regarding these alleged claims or possible claims. The Managing Shareholder believes that even if these alleged claims or possible claims are potentially recoverable, they would be recoverable only against the Norcals and not against the Trust directly. Accordingly, these amounts have not been reflected in the Trust’s financial statements. However, if PG&E or the San Joaquin landlord were to commence one or more legal proceedings, whether against the Norcals or the Trust, this development could delay or reduce distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust that would commence upon the closing of the sale of RILG.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

RILG is obligated, under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to construct a new electric generating facility at the Landfill, with an estimated future construction cost of $130,000, and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the new electric generating facility or December 31, 2014. As part of this commitment, the Managing Shareholder agreed, regardless of whether the proposed sale of RILG closes or not, to undertake site preparation work at an estimated cost of $875, with up to $500 being loaned to RILG by RIRRC. If RILG fails to comply with its expansion obligations, it could forfeit its contracted gas rights.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the operating results and financial condition of the Trust as of September 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. Results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
whether the Managing Shareholder will continue to make cash advances to the Trust required to fund the Trust’s working capital needs and whether the Managing Shareholders will continue to defer amounts payable to it by the Trust,

•	the timing and terms of any sale of the Trust’s assets, including the sale of the Trust’s interest in RILG,
•
the outcome of the matters described in Part I, Item 1, Note 8. “Commitments and Contingencies” of this report, including the outcome of project level disputes with PG&E and one of the Norcals’ landlord,

•	whether the landfill gas-fired electric generating project will be able to obtain financing required to expand and make planned changes to its operations,
•	changes in political and economic conditions, or federal or state regulatory structures,
•	government mandates, including those associated with climate change,
•	the ability of customers to pay for energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Cost of revenues decreased $0.4 million, or 54.5%, from $0.7 million in 2009 to $0.3 million in 2010. This decrease was primarily due to a decrease in personnel expenses relating to maintenance, since the Norcals operations were discontinued in late 2009. The Norcals continue to incur certain expenses such as rent and property taxes, even though not operating.

For the nine months ended September 30, 2010, the Trust recorded equity loss of $0.8 million from its investment in RILG compared to equity loss of $1.2 million for the same period in 2009. The decrease in equity loss of $0.4 million was primarily attributable to decreases in maintenance expenses, royalty expenses and depreciation expense. This was partially offset by:

-	an increase in legal fees and development expenses for planned plant expansion and
-
a decrease in power generation revenue in the 2010 period as a result of the termination of a long-term power contract in January 2010 and electric generation being sold at a lower aggregate price in the open market until September 2010.

RILG operating results for the 2010 and 2009 periods include $3.4 million and $2.6 million, respectively, of engineering development and legal fees relating to the planned plant expansion.

Total assets decreased $0.8 million from $1.5 million at December 31, 2009 to $0.7 million at September 30, 2010, primarily due to a $0.8 million decrease in the recorded balance of the Trust’s investment in RILG. Total liabilities increased $0.7 million from $0.2 million at December 31, 2009 to $0.9 million at September 30, 2010, primarily due to increases in amounts due to affiliates.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

For the three months ended September 30, 2010, the Trust recorded equity loss of $0.2 million from its investment in RILG compared to equity loss of $0.6 million for the same period in 2009. The decrease in equity loss of $0.4 million was primarily attributable to a decrease in maintenance expenses and depreciation expense, partially offset by an increase in legal fees and development expenses for planned plant expansion and a decrease in power generation revenue due to the termination of a long-term power contract and sales of electric output in the open market as a result. RILG operating results for 2010 and 2009 periods include $1.8 million and $0.9 million, respectively, of engineering development and legal fees relating to the planned plant expansion.

Liquidity and Capital Resources

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

At September 30, 2010, the Trust had cash and cash equivalents of $10,000, a decrease of $39,000 from $49,000 at December 31, 2009, as a result of cash used in operating activities.

Cash used in operating activities for the nine months ended September 30, 2010 was $39,000 compared to $1 million for the same period in 2009. The decrease in cash flow used by operating activities of $1 million was primarily due to advances from the Managing Shareholder used to fund operations of the Trust.

Future Liquidity and Capital Resource Requirements

The Trust does not have sufficient remaining cash and cash equivalents, and will require cash advances from the Managing Shareholder to provide working capital for the next 12 months. The Managing Shareholder has the ability, but is not obligated, to make cash advances to the Trust. The Managing Shareholder also may waive or delay amounts due to it from the Trust or waive management fees that the Trust is obligated to pay. As a result, the Managing Shareholder believes that the Trust will have sufficient working capital for the next twelve months. As of the date of filing of this report, $0.7 million has been advanced by the Managing Shareholder to the Trust, but no management fees have been waived.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust has no off-balance sheet arrangements.

For a discussion of developments regarding the Trust’s contractual obligations, see Note 8 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 8 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

ITEM 1A.                      RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust's 2009 Form 10-K, except that due to the Trust’s depleting cash balances, the Trust is dependent on the Managing Shareholder to provide working capital needed to fund the operations of the Trust. The Managing Shareholder is not obligated to provide those funds and may discontinue doing so at any time. In addition, the Managing Shareholder may at any time demand immediate payment of any or all amounts payable to it by the Trust, and the Managing Shareholder would in fact make the decision whether the Trust would pay such amounts. If the Managing Shareholder ceases advancing funds to the Trust and/or demands payment by the Trust of all amounts due to the Managing Shareholder, the Trust would not be able to pay those amounts or continue to fund its operations and the Trust’s business and financial condition would be materially and adversely impacted.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit No.		Description

2.1
Interest Purchase Agreement dated as of July 26, 2010 by and among Ridgewood Electric Power Trust I, Ridgewood Olinda LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion, Ridgewood Renewable Power LLC, solely in its capacity as Sellers’ Representative, Brea Parent 2007, LLC, Rhode Island LFG Genco, LLC, Ridgewood Renewable Power LLC, Ridgewood Power Management LLC and MIP II BioPower LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 29, 2010).

10.1	*
First Amendment to the Amended and Restated Site Lease and Landfill Gas Delivery Agreement dated as of July 20, 2009, by and among Rhode Island Resource Recovery Corporation, Ridgewood Gas Services LLC and Rhode Island LFG Genco, LLC.

10.2	*
Second Amendment to the Amended and Restated Site Lease and Landfill Gas Delivery Agreement dated as of August 13, 2010, by and among Rhode Island Resource Recovery Corporation, Ridgewood Gas Services LLC and Rhode Island LFG Genco, LLC.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: November 15, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)