Form 10-K
period 2010-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2011-02-25
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2011 was 391.8444.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes referred to in Item 8. “Financial Statements and Supplementary Data”, and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•
the outcome of the matters described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the “Commitments and Contingencies” section of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•
the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the “Commitments and Contingencies” section of this report, and

•	the amount and timing of liquidating distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this Annual Report on Form 10-K.  Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.     BUSINESS

Overview

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. Historically, the Trust focused primarily on power generation facilities fueled by natural gas and renewable sources of fuel located in the US. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation.

The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

On November 19, 2010, the Trust sold its Johnston, Rhode Island landfill-gas business and the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust III (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Trust.

In late December 2010, the Trust abandoned and terminated the entities involved in its investments in two electric cogeneration projects located in San Atwater and Byron, California which had not operated since late 2008. The investment vehicles that held the ownership of these cogeneration projects have also been terminated. As of December 31, 2010, the Trust did not have any operating assets.

There is no public market for investor shares of beneficial interest (“Investor Shares”) and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations.

RRP performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, RRP administers the Trust’s accounts, including tax and other financial information, and handles relations with the Trust’s shareholders. RRP also provides the Trust with office space, equipment and facilities and provides other services necessary for its operation. Under the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the Trust's prior year net asset value, and (ii) a 20% interest in the cash distributions made by the Trust in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust, and paid by RRP as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), at RPM’s costs. Those costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Rhode Island LFG Genco, LLC

Prior to November 19, 2010, the Trust and certain of its affiliates owned Rhode Island LFG Genco, LLC, a Delaware limited liability company (“RILG”), which directly and indirectly through its wholly owned subsidiaries, owns and operates a landfill-gas-fired electricity generating facilities located, and holds contractual rights to all the landfill gas produced, at the Central Landfill in Johnston, Rhode Island. RILG was owned 19.6% by the Trust, 6.8% by Ridgewood Electric Power Trust I (“Trust I”), 35.2% by Ridgewood Electric Power Trust IV (“Trust IV”) and 38.4% by Ridgewood Power B Fund/Providence Expansion (“B Fund”, and collectively with Trust, Trust I, and Trust IV, the “Trusts”).

On July 26, 2010, the Trusts entered into an interest purchase agreement to sell all of their respective limited liability company membership interests in RILG to Broadrock Biopower I LLC (the “Buyer”), a subsidiary of MIP II Biopower LLC, which is affiliated with Macquarie Group Limited, an Australian based international company. On November 19, 2010, all of the Trusts’ respective limited liability company membership interests in RILG were sold to the Buyer for an initial aggregate gross sale price of $18.7 million, of which $3.7 million was allocated to the Trust. The initial gross sale price included $1 million in estimated net working capital of RILG, which was subject to adjustment, within 90 days following the closing, to reflect the difference between estimated and actual net working capital at closing.

In connection with the indemnification obligations of the Trusts under the interest purchase agreement, the Buyer held back $3 million of the gross sale price of RILG, of which $0.6 million was allocated to the Trust, for a period of 9 months after the closing of the sale. The holdback period is scheduled to end in August 2011. Subsequent to year-end, the estimated working capital calculation for RILG was finalized, resulting in $0.2 million being owed to the Buyer, of which approximately $0.1 million was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2.8 million, of which $0.5 million will be allocated to the Trust. In the absence of any claims for indemnification by the Buyer, the remaining holdback amount will be released to the Trusts in August 2011. As of the date of the filing of this report, the Buyer has not notified the Trusts of any claims.

As a result of the sale, none of the Trusts has any further obligations with respect to the expansion or development of RILG.

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

San Joaquin and Byron (together the “Norcals”) were fueled by natural gas and sold their electric output to Pacific Gas & Electric Company (“PG&E”) under power contracts that expire in 2020. Thermal energy from the San Joaquin project was used to provide steam to an adjacent food processing company under a long-term contract that also expires in 2020. Thermal energy from the Byron project was used to evaporate brine from oil and gas wells under a long-term contract that also expires in 2020.

The Norcals were operated and maintained by RPM, on an at-cost basis.

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder decided to shut down the operations of the Norcals. In December 2010, the Trust abandoned and terminated the entities involved in its investments in the Norcals.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the “Commitments and Contingencies” section for a discussion of disputes involving the Norcals that could, among other things, delay or reduce distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust.

Insurance

The Trust has in place, either directly or, prior to the sale and liquidation of its investee companies, insurance typical for activities such as those conducted by the Trust or its investee companies. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Trust has divested itself of all its operating assets and no longer owns any properties.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares and one is not expected to develop.

 Holders

As of January 31, 2011, there were 858 holders of Investor Shares.

Dividends

Trust distributions for the year ended December 31, 2010 were as follows (in thousands, except per share data):

Distributions to Investors	$901
Distributions per Investor Share	2,300
Distributions to Managing Shareholder	9

The Trust did not make any distributions for the year ended December 31, 2009. The Trust does not anticipate additional distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

ITEM 6.      SELECTED FINANCIAL DATA

Not required.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Audited Consolidated Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on December 6, 1993. Historically, the Trust focused primarily on power generation facilities fueled by natural gas and renewable sources of fuel located in the US. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former wholly owned subsidiaries, San Joaquin and Byron, which were abandoned and terminated in December 2010. The Trust also owned a 19.6% interest in RILG, which was sold in November 2010.

 On November 19, 2010, the Trust, Trust I, Trust IV and B Fund sold all of their respective limited liability company membership interests in RILG for an initial aggregate gross sale price of $18.7 million, of which $3.7 million was allocated to the Trust. The initial gross sale price included $1 million in estimated net working capital of RILG which was subject to adjustment, within 90 days following the closing, to reflect the difference between estimated and actual net working capital at closing.

In connection with the indemnification obligations of the Trusts under the interest purchase agreement, the Buyer held back $3 million of the gross sale price of RILG, of which $0.6 million was allocated to the Trust, for a period of 9 months after the closing of the sale. The holdback period is scheduled to end in August 2011. Subsequent to year-end, the estimated working capital calculation for RILG was finalized, resulting in $0.2 million being owed to the Buyer, of which approximately $0.1 million was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2.8 million, of which $0.5 million will be allocated to the Trust. In the absence of any claims for indemnification by the Buyer, the remaining holdback amount will be released to the Trusts in August 2011. As of the date of the filing of this report, the Buyer has not notified the Trusts of any claims.

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder shut down the operations of the Norcals. In December 2010, the Trust abandoned and terminated the entities involved in its investments in the Norcals.

On November 19, 2010, the date of the sale of RILG, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act. Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to holdback amounts due from the Buyer of RILG.

Liquidation Basis of Accounting

The Trust’s consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution on November 20, 2010, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distributions to shareholders.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the consolidated financial statements.

Results of Operations and Changes in Financial Condition

The consolidated statements of operations and the statements of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to November 19, 2010 and for the year ended December 31, 2009 and as a result, no comparative discussion is presented.

Presented below is a reconciliation of shareholders’ equity at November 19, 2010, measured on a going concern basis, and net assets at December 31, 2010, measured on a liquidation basis (in thousands):

Shareholders’ equity at November 19, 2010 (going concern basis)	$2,848
Distribution from Globe Manufacturing Corporation1	169
Estimated future management fees to be incurred during liquidation	(35)
Distributions to shareholders in December 2010	(910)
Estimated professional fees to be incurred during liquidation2	(334)
Other estimated liquidation accruals3	(448)
Net assets in liquidation at December 31, 2010	$1,290

1 The amount represents distribution received by the Trust related to the bankruptcy of Globe Manufacturing Corporation, which occurred in January 2001.
2 This includes legal, accounting and other professional fees paid since November 19, 2010 ($53 through December 31, 2010) and expected to be incurred in the future relating to the wind down activities of the Trust.
3 This includes insurance, severance and other headcount expenses paid since November 19, 2010 ($157 through December 31, 2010) and expected to be incurred in the future relating to the wind down activities of the Trust.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

In February and October 2010, the Norcals received notices from PG&E, the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owe PG&E $6.3 million and $3 million, respectively, due to, among other things, each facility failing to deliver power under its respective power sale agreements with PG&E. In addition, the Norcals were tenants under two long-term non-cancelable ground leases with aggregate future minimum lease payments of approximately $1.8 million. San Joaquin and Byron has not paid rent since December 2009 and November 2010, respectively.  Each of San Joaquin and Byron received notice asserting that it was in default under its respective lease.

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or the Norcals’ landlords. As a result, in December 2010, letters were sent to these potential creditors notifying them that the Norcals and their general partners were being abandoned and terminated.

As these potential liabilities were of the Norcals, and not the Trust, the Trust did not record any potential liabilities in its financial statements. If PG&E or the landlords were to commence legal proceedings regarding these matters against the Trust, this development could delay or reduce any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust. If PG&E and the landlords were to succeed in a claim that the Trust is obligated to pay the claimed amounts, the Trust would not have the ability to pay those amounts. As of the date of the filing of this report, none of these potential creditors of the Norcals have commenced any legal proceedings against the Trust.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Trust, including the notes thereto and the report of the Trust’s independent registered public accounting firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive and Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive and Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

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

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2010, the Trust’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to SEC rules that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, the officer positions of Chief Executive Officer and Chief Financial Officer were combined due to staffing reductions. Management has concluded that this potential lack of segregation of duties is not a significant deficiency due to the significantly reduced activities of the Trust as it is in the process of liquidation. As a result, the Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 64
Chairman	1997
Jeffrey H. Strasberg, 53
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 50
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of, and certain biographical information regarding the executive officers of the Trust:

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy Corporation (“Ridgewood Energy”), Ridgewood Capital Management LLC (“Ridgewood Capital”) and other affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation (“Ridgewood Securities”) since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust not to have a nominating, audit or compensation committee.

Managing Shareholder

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). The Trust’s Management Agreement details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the Trust’s accounts and handles relations with Trust’s shareholders, provides the Trust with office space, equipment and facilities and provides other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder also has been responsible for making investment and divestment decisions for the Trust, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel, and the administrative and service expenses, necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing, printing and filing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC filing fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses that are paid by the Managing Shareholder.

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

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller (or any persons performing similar functions) of each such entity.  A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The Trust does not directly compensate its executives. Notwithstanding, the Managing Shareholder does not believe its compensation practices are likely to have a material adverse effect on the Trust. The Managing Shareholder believes that its compensation policies and practices do not encourage excessive risk taking.

During 2010 and 2009, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

The Trust does, however, pay the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of January 31, 2011 (no person owns more than 5% of the outstanding Investor Shares) by:

•       each executive officer of the Trust (there are no directors); and
•       all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at January 31, 2011. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1	*
Executive officers as a group	1	*

*           Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The material management rights and obligations of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $34,000 and $0.1 million for the years ended December 31, 2010 and 2009, respectively, an amount equal to 2.5% of the Trust’s prior year net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under an Operating Agreement with the Trust, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $0.1 million and $0.3 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed.  In addition, for the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $2.4 million and $3.9 million, respectively, for identifiable direct expenses. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM. While in liquidation, RPM will continue to provide nominal administrative services to the Trust.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder received $9,000 in distributions for the year ended December 31, 2010 and did not receive any distributions for the year ended December 31, 2009. The Trust has not reached Payout and is not expected to do so.

The Trust’s income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders, other than the Managing Shareholder, in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders, other than the Managing Shareholder, and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Losses allocated to shareholders, other than the Managing Shareholder, are apportioned among them in proportion to their ownership of Investor Shares.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative, then any such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash distributions, as discussed above.

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2010, no such contribution was required.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Audit fees	$72	$153
Tax fees	20	19
Total	$92	$172

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2010 and 2009, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Trust by its independent registered public accounting firm during the 2010 and 2009 periods were pre-approved by the Managing Shareholder.

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

2.1
Interest Purchase Agreement dated as of July 26, 2010 by and among Ridgewood Electric Power Trust I, Ridgewood Olinda LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion, Ridgewood Renewable Power LLC, solely in its capacity as Sellers’ Representative, Brea Parent 2007, LLC, Rhode Island LFG Genco, LLC, Ridgewood Renewable Power LLC, Ridgewood Power Management LLC and MIP II BioPower LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 29, 2010)

2.2	*	Ridgewood Electric Power Trust III Plan of Liquidation and Dissolution

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994)

3	(i)(B)
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

10.1	#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1994 (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

31	*	Certification of Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: February 25, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	February 25, 2011
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	February 25, 2011
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Net Assets at December 31, 2010 and Consolidated Balance Sheet at December 31, 2009	F-3
Consolidated Statement of Changes in Net Assets for the period from November 20, 2010 to December 31, 2010.	F-4
Consolidated Statements of Operations for the period from January 1, 2010 to November 19, 2010 and for the year ended December 31, 2009	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from January 1, 2010 to November 19, 2010 and for the year ended December 31, 2009	F-6
Consolidated Statements of Cash Flows for the period from January 1, 2010 to November 19, 2010 and for the year ended December 31, 2009	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust III (a Delaware trust) as of December 31, 2010, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from November 20, 2010 to December 31, 2010.  We also have audited the consolidated balance sheet as of December 31, 2009, and the related statements of operations, changes in equity (deficit) and cash flows for the year then ended, and the statements of operations, changes in equity (deficit) and cash flows for the period from January 1, 2010 to November 19, 2010.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the shareholders of Ridgewood Electric Power Trust III approved the sale of its interests in the landfill-gas business and, as a result, the Trust’s plan of liquidation became effective on November 19, 2010.  The Trust has changed its basis of accounting for periods subsequent to November 19, 2010 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust III as of December 31, 2010, the consolidated changes in its net assets in liquidation (liquidation basis) for the period from November 20, 2010 to December 31, 2010, the consolidated financial position as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended and for the period from January 1, 2010 to November 19, 2010  in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
February 25, 2011

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENT OF NET ASSETS AT DECEMBER 31, 2010 (Liquidation Basis)
AND CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2009 (Going Concern Basis)
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$49
Buyer holdback receivable	541	-
Other receivable	169	-
Due from affiliates	5	334
Prepaid expenses and other current assets	-	65
Total current assets	2,004	448
Investment	-	1,087

Total assets	$2,004	$1,535

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$603	$82
Due to affiliates	111	75
Total liabilities	$714	157

Commitments and contingencies

Equity (deficit):
Investor Shareholders’ equity (391.8444 Investor Shares issued
and outstanding)		1,696
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)		(318)
Total equity		1,378

Total liabilities and equity		$1,535

Net assets in liquidation	$1,290

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM NOVEMBER 20, 2010 TO DECEMBER 31, 2010
(Liquidation Basis)
(in thousands)

Shareholders’ equity at November 19, 2010	$2,848
Distributions from Globe Manufacturing Corporation	169
Estimated future management fees to be incurred during liquidation	(35)
Distributions to shareholders in December 2010	(910)
Estimated liquidation accruals	(782)

Net assets in liquidation at December 31, 2010	$1,290

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(in thousands, except per share data)

	Period from January 1, 2010 to November 19, 2010	Year Ended December 31, 2009

Cost of revenues	$194	$968

Gross loss	(194)	(968)

Operating expenses:
General and administrative expenses	372	530
Management fee to Managing Shareholder	36	112
Total operating expenses	408	642

Loss from operations	(602)	(1,610)

Other income (expense):
Equity in loss of RILG	(582)	(1,499)
Gain on disposal of RILG	2,650	-
Other income	4	6
Total other income (expense), net	2,072	(1,493)

Net income (loss)	$1,470	$(3,103)

Managing Shareholder - Net income (loss)	$15	$(31)
Shareholders - Net income (loss)	1,455	(3,072)
Net income (loss) per Investor Share	3,713	(7,840)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO NOVEMBER 19, 2010 AND YEAR ENDED DECEMBER 31, 2009
(Going Concern Basis)
(in thousands)
		Managing
	Investor	Shareholder	Total
	Shareholders' Equity	(Deficit) Equity	Equity

Balance at December 31, 2008	$4,768	$(287)	$4,481
Net loss	(3,072)	(31)	(3,103)
Balance at December 31, 2009	1,696	(318)	1,378

Net income	1,455	15	1,470

Balance at November 19, 2010	$3,151	$(303)	$2,848

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	Period from January 1, 2010 to November 19, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$1,470	$(3,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of RILG	582	1,499
Gain on disposal of RILG	(2,650)	-
Cash distribution from investment	-	128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39	72
Other assets	-	56
Accounts payable and accrued expenses	(57)	31
Due to/from affiliates, net	430	(12)
Total adjustments	(1,656)	1,774
Net cash used in operating activities	(186)	(1,329)

Cash flows from investing activities:
Proceeds from disposal of RILG	3,619	-
Buyer holdback receivable	(541)	-
Amount held by Managing Shareholder on behalf of Trust	(2,924)	-
Net cash provided by investing activities	154	-

Net decrease in cash and cash equivalents	(32)	(1,329)
Cash and cash equivalents, beginning of year	49	1,378

Cash and cash equivalents, end of period	$17	$49

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.            DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares in January 1994 and concluded its offering in May 1995. The Trust has 391.8444 investor shares of beneficial interest (“Investor Shares”) outstanding. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on power generation facilities located in the US.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former wholly owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”), which were abandoned and terminated in December 2010. The Trust also owned a 19.6% interest in Rhode Island LFG Genco, LLC (“RILG”), which was sold in November 2010.

On November 19, 2010, the Trust, Ridgewood Electric Power Trust I (“Trust I”) (through its 100% ownership of Ridgewood Olinda LLC), Ridgewood Electric Power Trust IV (“Trust IV”) and Ridgewood Power B Fund/Providence Expansion (“B Fund”, and together with the Trust, Trust I and Trust IV, the “Trusts”) sold all of their respective limited liability company membership interests  in RILG to Broadrock Biopower I LLC (the “Buyer”), an entity affiliated with Macquarie Group Limited, an Australian based international company, as further discussed in Note 4.

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder shut down the operations of the Norcals. In December 2010, the Trust abandoned and terminated the entities involved in its investments in the Norcals.

On November 19, 2010, the date of the sale of RILG, the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust III (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Trust.

The Managing Shareholder performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the Trust’s accounts, including tax and other financial information, and handles relations with the Trust’s shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and provides other services necessary for its operation.

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of February 25, 2011, the Trust has not been liquidated, primarily due to holdback amounts due from the Buyer of RILG (see Note 4).

Since November 19, 2010, the Trust has made distributions to its investors of $901, or $2,300 per Investor Share. The Trust does not anticipate additional distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)             Basis of Presentation

The consolidated financial statements include the accounts of the Trust and its former wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution on November 20, 2010, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2010, cash and cash equivalents exceeded federal insured limits by $850, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities. At December 31, 2009, cash and cash equivalents did not exceed federal insured limits.

d) Fair Value of Financial Instruments

At December 31, 2010 and 2009, the carrying value of the Trust’s cash and cash equivalents, Buyer holdback receivable from the RILG sale, other receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short-term nature.

e) Comprehensive Income (Loss)

The Trust's comprehensive income (loss) consists only of net income (loss).

f) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.             CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting on November 20, 2010, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distribution to shareholders. Presented below is a reconciliation of shareholders’ equity at November 19, 2010, measured on a going concern basis, and net assets at December 31, 2010, measured on a liquidation basis.

Shareholders’ equity at November 19, 2010 (going concern basis)	$2,848
Distribution from Globe Manufacturing Corporation1	169
Estimated future management fees to be incurred during liquidation	(35)
Distributions to shareholders in December 2010	(910)
Estimated professional fees to be incurred during liquidation2	(334)
Other estimated liquidation accruals3	(448)
Net assets in liquidation at December 31, 2010	$1,290

1 The amount represents distribution received by the Trust related to the bankruptcy of Globe Manufacturing Corporation, which occurred in January 2001.
2 This includes legal, accounting and other professional fees paid since November 19, 2010 ($53 through December 31, 2010) and expected to be incurred in the future relating to the wind down activities of the Trust.
3 This includes insurance, severance and other headcount expenses paid since November 19, 2010 ($157 through December 31, 2010) and expected to be incurred in the future relating to the wind down activities of the Trust.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

4.             INVESTMENT

RILG was owned 19.6% by the Trust, 6.8% by Trust I, 35.2% by Trust IV and 38.4% by B Fund. On November 19, 2010, the Trusts sold all of their respective limited liability company membership interests in RILG to the Buyer for an initial aggregate gross sale price of $18,704, of which $3,666 was allocated to the Trust. The initial gross sale price included $1,010 in estimated net working capital of RILG which was subject to adjustment, within 90 days following the closing, to reflect the difference between estimated and actual net working capital at closing.  The Trust recorded a gain of $2,650 on the disposition of RILG, which is included in the accompanying consolidated statements of operations.

In connection with the indemnification obligations of the Trusts under the interest purchase agreement for the RILG sale, the Buyer held back $3,000 of the gross sale price of RILG, of which $588 was allocated to the Trust, for a period of 9 months after the closing of the sale. The holdback period is scheduled to end in August 2011. Subsequent to year-end, the estimated working capital calculation for RILG was finalized, resulting in $238 being owed to the Buyer, of which $47 was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2,762, of which $541 will be allocated to the Trust. In the absence of any claims for indemnification by the Buyer, the remaining holdback amount will be released to the Trusts in August 2011. As of the issuance of these financial statements, the Buyer has not notified the Trusts of any claims.

As a result of the sale, none of the Trusts has any further obligations with respect to the expansion or development of RILG.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for RILG at December 31, 2009 was as follows:

Current Assets	$3,128
Non-current assets	8,512
Total assets	$11,640

Current liabilities	$3,641
Members’ Equity	7,999
Total liabilities and equity	$11,640

Trust share of RILG equity	$1,087

Summarized statements of operations data for RILG for the period from January 1, 2010 to November 19, 2010 and for the year ended December 31, 2009 was as follows:

	Period from January 1, 2010 to	Year Ended
	November 19, 2010	December 31, 2009

Revenues	$10,420	$14,296

Cost of revenues	10,281	16,973
Other expenses	3,112	4,985
Total expenses	13,393	21,958

Net loss	$(2,973)	$(7,662)

Trust share of loss in RILG	$(582)	$(1,499)

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

Due to a change in the estimated useful life of certain assets, RILG recorded additional depreciation expense of $3,337 for the year ended December 31, 2009, which was included in equity loss in RILG in the accompanying consolidated statements of operations.

5.             COMMITMENTS AND CONTINGENCIES

In February and October 2010, the Norcals received notices from PG&E, the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owe PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power sale agreements with PG&E. In addition, the Norcals were tenants under two long-term non-cancelable ground leases with aggregate future minimum lease payments of approximately $1,840. San Joaquin and Byron has not paid rent since December 2009 and November 2010, respectively. Each of San Joaquin and Byron received notice asserting that it was in default under its respective lease.

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or the Norcals’ landlords. As a result, in December 2010, letters were sent to these potential creditors notifying them that the Norcals and their general partners were being abandoned and terminated.

As these potential liabilities were of the Norcals, and not the Trust, the Trust did not record any potential liabilities in its financial statements. If PG&E or the landlords were to commence legal proceedings regarding these matters against the Trust, this development could delay or reduce any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust. If PG&E and the landlords were to succeed in a claim that the Trust is obligated to pay the claimed amounts, the Trust would not have the ability to pay those amounts. As of the issuance of these financial statements, none of these potential creditors of the Norcals have commenced any legal proceedings against the Trust.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $34 and $112 for the years ended December 31, 2010 and 2009, respectively, an amount equal to 2.5% of the Trust’s prior year net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

 Under an Operating Agreement with the Trust, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $134 and $313, respectively, for overhead items allocated in proportion to the amount invested in projects managed by RPM. In addition, for the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $2,445 and $3,854, respectively, for identifiable direct expenses. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM. While in liquidation, RPM will continue to provide nominal administrative services to the Trust.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder received $9 in distributions for the year ended December 31, 2010 and did not receive any distributions for the year ended December 31, 2009. The Trust has not reached Payout and is not expected to do so.

The Trust’s income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders, other than the Managing Shareholder, in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders, other than the Managing Shareholder, and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Losses allocated to shareholders, other than the Managing Shareholder, are apportioned among them in proportion to their ownership of Investor Shares.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder, other than the Managing Shareholder, would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative, then any such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash distributions, as discussed above.

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2010, no such contribution was required.

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2010 and 2009, the Trust had outstanding receivables from and payables to affiliates, including estimated amounts that may be incurred while the Trust is in liquidation, as follows:

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	Due From		Due To
	2010	2009	2010	2009

Ridgewood Power Management LLC	$-	$19	$59	$-
Ridgewood Renewable Power LLC	-	-	35	75
RILG	-	314	-	-
Trust I	-	-	17	-
Other affiliates	5	1	-	-
Total	$5	$334	$111	$75