Form 10-Q
period 2011-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2011-04-26
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes ☐    No ☑

As of March 31, 2011, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,289
Buyer holdback receivable	541	541
Other receivable	-	169
Due from affiliates	-	5

Total assets	$1,711	$2,004

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$397	$603
Due to affiliates	24	111
Total liabilities	$421	$714

Net assets in liquidation	$1,290	$1,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation at December 31, 2010	$1,290
Adjustment to estimated liquidation accruals	-

Net assets in liquidation at March 31, 2011	$1,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

Three Months Ended March 31, 2010

Cost of revenues	$112

Gross loss	(112)

Operating expenses:
General and administrative expenses	184
Management fee to Managing Shareholder	9
Total operating expenses	193

Loss from operations	(305)

Equity in loss of RILG	(409)

Net loss	$(714)

Managing Shareholder - Net loss	$(7)
Shareholders - Net loss	(707)
Net loss per Investor Share	(1,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Three Months Ended
March 31, 2010
Cash flows from operating activities:
Net cash used in operating activities	$(28)

Cash and cash equivalents, beginning of year	49

Cash and cash equivalents, end of period	$21

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its former wholly owned subsidiaries, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”), which were abandoned and terminated in December 2010. The Trust also owned a 19.6% interest in Rhode Island LFG Genco, LLC (“RILG”), which was sold in November 2010.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of April 26, 2011, the Trust has not been liquidated, primarily due to holdback amounts due from the Buyer of RILG (see Note 4).  The Trust does not anticipate any distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the matters discussed in Notes 4 and 5, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed consolidated financial statements for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011 (the “2010 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2010 Form 10-K.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust’s condensed consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution on November 20, 2010, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

3.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2011, cash and cash equivalents did not exceed federal insured limits.

4.             INVESTMENT

On November 19, 2010, the Trusts sold all of their respective limited liability company membership interests in RILG to the Buyer for an initial aggregate gross sale price of $18,704, of which $3,666 was allocated to the Trust. The initial gross sale price included $1,010 in estimated net working capital of RILG, which was subject to adjustment within 90 days following the closing, to reflect the difference between estimated and actual net working capital at closing.

In connection with the indemnification obligations of the Trusts under the interest purchase agreement for the RILG sale, the Buyer held back $3,000 of the gross sale price of RILG, of which $588 was allocated to the Trust, for a period of 9 months after the closing of the sale. The holdback period is scheduled to end in August 2011. Subsequent to year-end, the estimated working capital calculation for RILG was finalized, resulting in $238 being owed to the Buyer, of which $47 was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2,762, of which $541 is allocated to the Trust. In the absence of any claims for indemnification by the Buyer, the remaining holdback amount will be released to the Trusts in August 2011. As of the issuance of these financial statements, the Buyer has not notified the Trusts of any claims.

Summarized statements of operations data for RILG at March 31, 2010 was as follows:

Revenues	$2,236

Gross loss	(1,198)

Loss from operations	(2,091)

Net loss	(2,091)

Trust share of loss in RILG	(409)

5.            COMMITMENTS AND CONTINGENCIES

In February and October 2010, the Norcals received notices from Pacific Gas & Electric Company (“PG&E”), the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owe PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power sale agreement with PG&E. In addition, the Norcals were tenants under two long-term non-cancelable ground leases with aggregate future minimum lease payments of approximately $1,840. San Joaquin and Byron has not paid rent since December 2009 and November 2010, respectively. Each of San Joaquin and Byron received notice asserting that it was in default under its respective lease.

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

As these potential liabilities were of the Norcals, and not the Trust, the Trust did not record any potential liabilities in its financial statements. If PG&E or the landlords were to commence legal proceedings regarding these matters against the Trust, this development could delay or reduce any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust. If there were a successful claim against the Trust, the Trust likely would not have the ability to satisfy any claim or claims. As of the issuance of these financial statements, none of these potential creditors of the Norcals have commenced any legal proceedings against the Trust or the terminated Norcals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of March 31, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2010 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	the outcome of the matters described in Part I, Item 1, Note 5 “Commitments and Contingencies” of this report,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•
the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Part I, Item 1, Note 5 “Commitments and Contingencies” of this report, and

•	the amount and timing of liquidating distributions, if any.

 Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2010 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

The Trust’s condensed consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution on November 20, 2010, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2010 Form 10-K.

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective November 20, 2010, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets.

Net assets at March 31, 2011 was $1.3 million, unchanged from net assets at December 31, 2010, as the Trust’s estimates of total liquidation accruals did not change during the quarter. During the quarter, the Trust’s cash balances decreased $119,000 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of $11,000, net of collections of receivables of $174,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the matters discussed in Part I, Item 5, Note 4 “Investment” and Note 5 “Commitments and Contingencies” of this report, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The condensed consolidated statement of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the three months ended March 31, 2010 and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

For a discussion of the Buyer holdback receivable in connection with the sale of RILG, see Note 4 “Investment” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion of developments regarding the Norcal’s, see Note 5 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

Not required.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                RESERVED

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

Exhibit No.		Description

2.1
Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust III (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed by the Registrant with the SEC on February 25, 2011).

31	*	Certification of Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant.

_____________________
*           Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: April 26, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)