Form 10-Q
period 2011-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2011-11-14
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,540	$1,289
Buyer holdback receivable	-	541
Other receivable	-	169
Due from affiliates	-	5

Total assets	$1,540	$2,004

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$218	$603
Due to affiliates	32	111
Total liabilities	$250	$714

Net assets in liquidation	$1,290	$1,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Nine Months Ended	Three Months Ended
	September 30, 2011	September 30, 2011

Net assets in liquidation, beginning of period	$1,290	$1,290
Changes in net assets in liquidation, net	-	-

Net assets in liquidation, end of period	$1,290	$1,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010

Cost of revenues	$311	$90

Gross loss	(311)	(90)

Operating expenses:
General and administrative expenses	345	97
Management fee to Managing Shareholder	26	9
Total operating expenses	371	106

Loss from operations	(682)	(196)

Equity in loss of RILG	(806)	(206)

Net loss	$(1,488)	$(402)

Managing Shareholder - Net loss	$(15)	$(4)
Shareholders - Net loss	(1,473)	(398)
Net loss per Investor Share	(3,759)	(1,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Nine Months Ended
September 30, 2010
Cash flows from operating activities:
Net cash used in operating activities	$(39)

Cash and cash equivalents, beginning of year	49

Cash and cash equivalents, end of period	$10

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of November 14, 2011, the Trust has not been liquidated, primarily due to matters discussed in Note 5. “Commitments and Contingencies”.  The Managing Shareholder is unable to estimate when these matters will be resolved and what ultimate impact they will have on the Trust’s net assets and the timing of any distributions to shareholders. The Trust does not anticipate any distributions until these matters have been resolved and the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by March 31, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

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

3.            CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2011, cash and cash equivalents did not exceed federal insured limits.

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

In connection with the indemnification obligations of the Trusts under the interest purchase agreement for the RILG sale, the Buyer held back $3,000 of the gross sale price of RILG, of which $588 was allocated to the Trust, for a period of 9 months after the closing of the sale. Subsequent to year-end, the estimated working capital calculation for RILG was finalized, resulting in $238 being owed to the Buyer, of which $47 was allocated to the Trust. The working capital adjustment resulted in a reduction of the Buyer’s holdback amount to $2,762, of which $541 was allocated to the Trust. In August 2011, as final settlement of the holdback amount, $540 was received by the Trust.

Summarized statements of operations data for RILG for the nine and three months ended September 30, 2010 were as follows:

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010

Revenues	$8,229	$3,070

Gross loss	(722)	(743)

Loss from operations	(4,119)	(1,053)

Net loss	(4,119)	(1,054)

Trust share of loss in RILG	(806)	(206)

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

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or the Norcals’ landlords. As a result, in December 2010, letters were sent to these potential creditors notifying them that the Norcals and their general partners were being abandoned and dissolved.

As these potential liabilities were of the Norcals, and not the Trust, the Trust did not record any potential liabilities in its financial statements. During the second quarter of 2011, the Trust entered into an agreement with the landlord of San Joaquin, at no cost to the Trust, releasing the Trust from any claims regarding San Joaquin’s nonpayment of rents.  If PG&E or the Byron landlord were to commence legal proceedings against the Trust, this would delay, and could reduce, any further distributions to shareholders of the Trust and would delay the dissolution and liquidation of the Trust. If PG&E were to succeed in a claim against the Trust, the Trust likely would not have the ability to pay the amounts claimed. As of the issuance of these financial statements, neither PG&E nor the Byron landlord has commenced any legal proceedings against the Trust or the terminated Norcals. The Managing Shareholder is in discussions with both PG&E and the Byron landlord to resolve these matters without material cost to the Trust.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of September 30, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2010 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	adverse developments or delays with respect to the resolution of the matters described in Part I, Item 1, Note 5 “Commitments and Contingencies” of this report,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Trust caused by any adverse developments or delays regarding the resolution of the matters described in Part I, Item 1, Note 5 “Commitments and Contingencies” of this report, and

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

Net assets at September 30, 2011 was $1.3 million, unchanged from net assets at both December 31, 2010 and June 30, 2011 as the Trust’s estimates of total liquidation accruals, on a net basis, did not significantly change during the quarter. During the quarter, the Trust’s cash balances increased $420,000 to $1,540,000 as a result of receipt of the landfill holdback amount of $540,000 and payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of $11,000. For the nine months ended September 30, 2011, management fees paid to the Manager Shareholder totaled $33,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will now be completed by March 31, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase. A delay in the liquidation of the Trust could result from, among other things, not resolving the matters discussed in Note 5 “Commitments and Contingencies” of Part I, Item 1 of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the matters discussed in Note 5. “Commitments and Contingencies” of Part I, Item 1 of this report, also would increase the expenses of the Trust in liquidation.

The condensed consolidated statements of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the nine and three months ended September 30, 2010 and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital to complete the liquidation of the Trust. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

The Trust does not expect to make any distributions to shareholders until matters relative to the Norcals discussed in Note 5. “Commitments and Contingencies” of Part I, Item 1 of this report are resolved.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion regarding the Norcals, see Note 5 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

101.INS	*#	XBRL Instance Document.

101.SCH	*#	XBRL Taxonomy Extension Schema Document.

101.CAL	*#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*#	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: November 14, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)