Form 10-K
period 2011-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2012-02-29
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:  0-23432

RIDGEWOOD ELECTRIC POWER TRUST III
 (Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3264565
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

500 Delaware Avenue, #1112, Wilmington, DE 19801
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2012 was 391.8444.

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

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	adverse developments or delays with respect to the resolution of the matters described in Item 1. “Business – San Joaquin and Byron”,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Trust caused by any adverse developments or delays regarding the resolution of the matters described in Item 1. “Business – San Joaquin and Byron” of this report, and

•	the amount and timing of liquidating distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this Annual Report on Form 10-K.  Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.          BUSINESS

Overview

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering its investor shares of beneficial interest (“Investor Shares”) in January 1994 and concluded its offering in May 1995. Historically, the Trust focused primarily on power generation facilities fueled by natural gas and renewable sources of fuel located in the US. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation.

The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

On November 19, 2010, the Trust sold its interests in the Johnston, Rhode Island landfill-gas business and the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust III (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Trust.

In late December 2010, the Trust abandoned and terminated the entities involved in its investments in two electric cogeneration projects located in Atwater and Byron, California which had not operated since late 2008. The investment vehicles that held the ownership of these cogeneration projects have also been terminated. Since December 2010, the Trust has not had any operating assets.

See “San Joaquin and Byron” below for a discussion of pending matters involving the two California cogeneration projects, which could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust. As of the date of this filing, the Trust has not been liquidated, primarily due to these pending matters.

There is no public market for Investor Shares, and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws.

Rhode Island LFG Genco, LLC

Prior to November 19, 2010, the Trust and certain of its affiliates owned Rhode Island LFG Genco, LLC, a Delaware limited liability company (“RILG”), which directly and indirectly through its wholly owned subsidiaries, owned and operated a landfill-gas-fired electricity generating facilities located, and held contractual rights to all the landfill gas produced, at the Central Landfill in Johnston, Rhode Island. RILG was owned 19.6% by the Trust, 6.8% by Ridgewood Electric Power Trust I (“Trust I”), 35.2% by Ridgewood Electric Power Trust IV (“Trust IV”) and 38.4% by Ridgewood Power B Fund/Providence Expansion (“B Fund”, and collectively with Trust, Trust I, and Trust IV, the “Trusts”).

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

In connection with the indemnification obligations of the Trusts under the interest purchase agreement for the RILG sale, the Buyer held back $3 million of the gross sale price of RILG, of which $0.6 million was allocated to the Trust, for a period of 9 months after the closing of the sale. In early 2011, the estimated working capital calculation for RILG was finalized, resulting in $0.2 million being owed to the Buyer, of which approximately $0.1 million was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2.8 million, of which $0.5 million was allocated to the Trust. In August 2011, as final settlement of the holdback amount, $0.5 million was received by the Trust.

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

San Joaquin and Byron (together, the “Norcals”) were fueled by natural gas and sold their electric output to Pacific Gas & Electric Company (“PG&E”) under long-term power contracts scheduled to expire in 2020. San Joaquin and Byron also entered long-term contacts to use thermal energy from the projects to provide steam to an adjacent food processing company and evaporate brine from oil and gas wells, respectively. In addition, the Norcals were tenants under two long-term non-cancellable ground leases.

The Norcals were operated and maintained by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), on an at-cost basis.

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

In February and October 2010, the Norcals received notice from PG&E, in which PG&E alleged that San Joaquin and Byron owe PG&E $6.3 million and $3.0 million, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreement with PG&E. In addition, San Joaquin and Byron each received notice asserting that it was in default under its respective long-term ground lease. At the time of the receipt of these notices, the leases had aggregate future minimum lease payments of approximately $1.8 million.

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or the Norcals’ landlords. As a result, in December 2010, letters were sent to these potential creditors notifying them that the Norcals and their general partners were being abandoned and terminated.

The potential liabilities of the Norcals do not involve any claims against the Trust, and therefore the Trust has not recorded any potential liabilities relating to the Norcals in its financial statements.

During the second quarter of 2011, the Norcals entered into an agreement with the landlord of San Joaquin, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims regarding San Joaquin’s nonpayment of rent. The Managing Shareholder has also initiated settlement discussions with the Byron landlord.

In November 2011, the Norcals, the Trust and PG&E reached a tentative settlement of all claims against each other, at no material cost to the Trust. That settlement must be approved by the California Public Utilities Commission, which approval was requested by PG&E in November 2011. The Managing Shareholder cannot predict whether or when the approval of the settlement by the California Public Utilities Commission will be obtained.

If PG&E or the Byron landlord were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders of the Trust and would delay the dissolution and liquidation of the Trust. If PG&E, or PG&E and the Byron landlord, were to succeed in claims that the Trust is obligated to pay the claimed amounts, the Trust likely would not have the ability to pay the amounts claimed. As of the filing of this report, neither PG&E nor the Byron landlord has commenced any legal proceedings against the Trust or the terminated Norcals.

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

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the Trust's prior year-end net asset value, and (ii) a 20% interest in the cash distributions made by the Trust in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust, and paid by RRP as the Managing Shareholder. RRP has historically arranged for administrative functions required to be performed for the Trust to be performed by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), at RPM’s costs. Those costs were reimbursed to RPM by the Trust. During 2011, RPM discontinued providing services to the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Insurance

The Trust has insurance in place typical for activities such as those currently conducted by the Trust.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder or its affiliates.

Offices

The principal office of the Trust is located at 500 Delaware Avenue, #1112, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A.       RISK FACTORS

Not required.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Trust has divested itself of all its operating assets and no longer owns any properties.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares and one is not expected to develop.

 Holders

As of January 31, 2012, there were 862 holders of Investor Shares.

Dividends

The Trust did not make any distributions for the year ended December 31, 2011. Trust distributions for the year ended December 31, 2010 were as follows (in thousands, except per share data):

Distributions to Investors	$901
Distributions per Investor Share	2,300
Distributions to Managing Shareholder	9

The Trust does not anticipate additional distributions until the Trust has completed the liquidation process, including resolving pending matters related to the Trust’s prior ownership of the Norcals discussed in Item 1. “Business – San Joaquin and Byron” of this report, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

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

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former wholly owned subsidiaries, San Joaquin and Byron (together, the “Norcals”), which were abandoned and terminated in December 2010. The Trust also owned a 19.6% interest in RILG, which was sold in November 2010.

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

In connection with the indemnification obligations of the Trusts under the interest purchase agreement, for the RILG sale, the Buyer held back $3 million of the gross sale price of RILG, of which $0.6 million was allocated to the Trust, for a period of 9 months after the closing of the sale. In early 2011, the estimated working capital calculation for RILG was finalized, resulting in $0.2 million being owed to the Buyer, of which approximately $0.1 million was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2.8 million, of which $0.5 million was allocated to the Trust. In August 2011, as final settlement of the holdback amount, $0.5 million was received by the Trust.

On November 19, 2010, the date of the sale of RILG, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act. Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to pending matters relating to its prior ownership of the Norcals. See Item 1. “Business – San Joaquin and Byron” of this report for a discussion of the pending matters involving the Norcals, which could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust.

Liquidation Basis of Accounting

The Trust’s consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust began preparing its financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective November 20, 2010, any costs incurred and income received since then are included in the condensed consolidated statements of changes in net assets.

Net assets at December 31, 2011 was $1.2 million, a $100,000 decrease from net assets at December 31, 2010, due to changes in the Trust’s estimates of total liquidation accruals, on a net basis, as a result of delays in closing the Trust. During the year, the Trust’s cash balances increased $255,000 to $1,544,000 as a result of receipt of the RILG sale holdback amount of $540,000, reduced by the payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of $32,000 during 2011. Management fees during 2010 totalled $34,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by June 30, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely further increase. A delay in the liquidation of the Trust could result from, among other things, not resolving the pending matters involving the Norcals discussed in Item 1. “Business – San Joaquin and Byron” of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the Norcal matters, also would increase the expenses of the Trust in liquidation.

The consolidated statements of operations and the statements of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to November 19, 2010 and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital to complete the liquidation of the Trust. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

The Trust does not expect to make any distributions to shareholders until the pending matters related to the Norcals, discussed under in Item 1. “Business – San Joaquin and Byron” of this report are resolved.

Off-Balance Sheet Arrangements

None.

Commitments and Contingencies

See Item 1. “Business – San Joaquin and Byron” above and Note 5. “Commitments and Contingencies” in the financial statements included in this report for a discussion of pending matters relating to the Trust’s prior ownership of the Norcals, which could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive and Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive and Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

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

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2011, the Trust’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 65
Chairman	1997
Jeffrey H. Strasberg, 54
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 51
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves on the Board of Directors, and as the part-time Chief Financial Officer, of Limo-Reid Technologies, Inc., a portfolio company investment of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

During 2011 and 2010, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of January 31, 2012 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at January 31, 2012. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $32,000 and $34,000 for the years ended December 31, 2011 and 2010, respectively, an amount equal to 2.5% of the Trust’s prior year-end net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under an Operating Agreement with the Trust, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For each of the years ended December 31, 2011 and 2010, RPM charged the Trust’s projects $0.1 million for overhead items allocated in proportion to the amount invested in projects managed.  In addition, for the year ended December 31, 2010, RPM charged the Trust’s projects $2.4 million for identifiable direct expenses; there were no similar charges in 2011. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder received $9,000 in distributions for the year ended December 31, 2010 and did not receive any distributions for the year ended December 31, 2011. The Trust has not reached Payout and is not expected to do so.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2011, no such contribution was required.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010

Audit fees	$46	$72
Tax fees	12	20
Total	$58	$92

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2011 and 2010, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Trust by its independent registered public accounting firm during the 2011 and 2010 periods were pre-approved by the Managing Shareholder.

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

2.2		Ridgewood Electric Power Trust III Plan of Liquidation and Dissolution (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on February 15, 1994)

3	(i)(B)
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

101.INS	*^	XBRL Instance Document

101.SCH	*^	XBRL Taxonomy Extension Schema Document

101.CAL	*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

^
Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: February 29, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	February 29, 2012
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	February 29, 2012
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust III (a Delaware trust) as of December 31, 2011 and 2010, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2011 and for the period from November 20, 2010 to December 31, 2010.  We also have audited the statements of operations, changes in equity (deficit) and cash flows for the period from January 1, 2010 to November 19, 2010.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust III as of December 31, 2011 and 2010, the consolidated changes in its net assets in liquidation (liquidation basis) for the year ended December 31, 2011 and for the period from November 20, 2010 to December 31, 2010, and the consolidated results of its operations and its cash flows for the period from January 1, 2010 to November 19, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
February 29, 2012

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,544	$1,289
Buyer holdback receivable	-	541
Other receivable	-	169
Due from affiliates	-	5

Total assets	$1,544	$2,004

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$301	$603
Due to affiliates	53	111

Total liabilities	$354	$714

Commitments and contingencies

Net assets in liquidation	$1,190	$1,290

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

Shareholders’ equity at November 19, 2010	$2,848
Distributions from Globe Manufacturing Corporation	169
Estimated future management fees to be incurred during liquidation	(35)
Distributions to shareholders in December 2010	(910)
Estimated liquidation accruals	(782)

Net assets in liquidation at December 31, 2010	1,290

Net adjustment to estimated liquidation accruals during 2011	(100)

Net assets in liquidation at December 31, 2011	$1,190

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(in thousands, except per share data)

Period from January 1, 2010 to November 19, 2010

Cost of revenues	$194

Gross loss	(194)

Operating expenses:
General and administrative expenses	374
Management fee to Managing Shareholder	34
Total operating expenses	408

Loss from operations	(602)

Other income (expense):
Equity in loss of RILG	(582)
Gain on disposal of RILG	2,650
Other income	4
Total other income (expense), net	2,072

Net income	$1,470

Managing Shareholder - Net income	$15
Shareholders - Net income	1,455
Net income per Investor Share	3,713

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO NOVEMBER 19, 2010
(Going Concern Basis)
(in thousands)
		Managing
	Investor	Shareholder	Total
	Shareholders' Equity	(Deficit) Equity	Equity

Balance at December 31, 2009	$1,696	$(318)	$1,378

Net income	1,455	15	1,470

Balance at November 19, 2010	$3,151	$(303)	$2,848

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(in thousands)

Period from January 1, 2010 to November 19, 2010
Cash flows from operating activities:
Net income	$1,470
Adjustments to reconcile net income to net cash used in operating activities:
Equity in loss of RILG	582
Gain on disposal of RILG	(2,650)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39
Accounts payable and accrued expenses	(57)
Due to/from affiliates, net	430
Total adjustments	(1,656)
Net cash used in operating activities	(186)

Cash flows from investing activities:
Proceeds from disposal of RILG	3,619
Buyer holdback receivable	(541)
Amount held by Managing Shareholder on behalf of Trust	(2,924)
Net cash provided by investing activities	154

Net decrease in cash and cash equivalents	(32)
Cash and cash equivalents, beginning of year	49

Cash and cash equivalents, end of period	$17

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

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder shut down the operations of the Norcals. In December 2010, the Trust abandoned and terminated the entities involved in its investments in the Norcals. See Note 5. “Commitments and Contingencies” for a discussion of pending matters relating to the Norcals.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of February 29, 2012, the Trust has not been liquidated, primarily due to pending matters relating to its prior ownership of the Norcals, see Note 5.

In 2010, the Trust made distributions to its investors of $901, or $2,300 per Investor Share. The Trust did not make any distributions in 2011 and does not anticipate additional distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

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

The consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust began preparing its financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

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

c) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2011, cash and cash equivalents did not exceed federal insured limits. At December 31, 2010, cash and cash equivalents exceeded federal insured limits by $850, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

d) Fair Value of Financial Instruments

At December 31, 2011 and 2010, the carrying value of the Trust’s cash and cash equivalents, and as applicable, the Buyer holdback receivable from the RILG sale, other receivable, accounts payable and accrued expenses approximates their fair value due to their short-term nature.

e) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.           CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distribution to shareholders. For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by June 30, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

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

In connection with the indemnification obligations of the Trusts under the interest purchase agreement for the RILG sale, the Buyer held back $3,000 of the gross sale price of RILG, of which $588 was allocated to the Trust, for a period of 9 months after the closing of the sale. In early 2011, the estimated working capital calculation for RILG was finalized, resulting in $238 being owed to the Buyer, of which $47 was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2,762, of which $541 was allocated to the Trust. In August 2011, as a final settlement of the indemnification obligations, $540 was received by the Trust.

Summarized statements of operations data for RILG for the period from January 1, 2010 to November 19, 2010 was as follows:

Period from January 1, 2010 to
November 19, 2010

Revenues	$10,420

Cost of revenues	10,281
Other expenses	3,112
Total expenses	13,393

Net loss	$(2,973)

Trust share of loss in RILG	$(582)

5.           COMMITMENTS AND CONTINGENCIES

In February and October 2010, the Norcals received notices from PG&E, the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owe PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreements with PG&E. In addition, the Norcals were tenants under two long-term non-cancelable ground leases with aggregate future minimum lease payments of approximately $1,840. San Joaquin and Byron has not paid rent since December 2009 and November 2010, respectively. San Joaquin and Byron each received notice asserting that it was in default under its respective lease.

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or the Norcals’ landlords. As a result, in December 2010, letters were sent to these potential creditors notifying them that the Norcals and their general partners were being abandoned and terminated.

As these potential liabilities are of the Norcals, and not the Trust, the Trust has not recorded any potential liabilities in its financial statements.  During the second quarter of 2011, the Norcals entered into an agreement with the landlord of San Joaquin, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims regarding San Joaquin’s nonpayment of rent. The Trust has also initiated settlement discussions with the Byron landlord.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In November 2011, the Norcals, the Trust and PG&E reached a tentative settlement of all claims against each other, at no material cost to the Trust. That settlement must be approved by the California Public Utilities Commission, which approval was requested by PG&E in November 2011. The Managing Shareholder cannot predict whether or when the approval of the settlement by the California Public Utilities Commission will be obtained or

If PG&E or the Byron landlord were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders and would delay the dissolution and liquidation of the Trust. If PG&E, or PG&E and the Byron landlord, were to succeed in a claim that the Trust is obligated to pay the claimed amounts, the Trust likely would not have the ability to pay those amounts. As of the issuance of these financial statements, neither PG&E nor the Byron landlord has commenced any legal proceedings against the Trust or the terminated Norcals.

6.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $32 and $34 for the years ended December 31, 2011 and 2010, respectively, an amount equal to 2.5% of the Trust’s prior year-end net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under an Operating Agreement with the Trust, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For each of the years ended December 31, 2011 and 2010, RPM charged the Trust’s projects approximately $100 for overhead items allocated in proportion to the amount invested in projects managed by RPM. In addition, for the year ended December 31, 2010, RPM charged the Trust’s projects $2,445, for identifiable direct expenses; there were no similar charges in 2011. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder received $9 in distributions for the year ended December 31, 2010 and did not receive any distributions for the year ended December 31, 2011. The Trust has not reached Payout and is not expected to do so.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2011, no such contribution was required.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2011 and 2010, the Trust had outstanding receivables from and payables to affiliates, including estimated amounts that may be incurred while the Trust is in liquidation, as follows:

	Due From		Due To
	2011	2010	2011	2010

Ridgewood Renewable Power LLC	$-	$-	$53	$35
Ridgewood Power Management LLC	-	-	-	59
Trust I	-	-	-	17
Other affiliates	-	5	-	-
Total	$-	$5	$53	$111