Form 10-Q
period 2012-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2012-04-13
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012 there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Total assets – cash and cash equivalents	$1,325	$1,544

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$202	$301
Due to affiliates	8	53
Total liabilities	$210	$354

Net assets in liquidation	$1,115	$1,190

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net assets in liquidation, beginning of period	$1,190	$1,290
Adjustment to estimated liquidation accruals	(75)	-

Net assets in liquidation, end of period	$1,115	$1,290

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.            DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares of beneficial interest (“Investor Shares”) in January 1994 and concluded its offering in May 1995. The Trust has 391.8444 Investor Shares outstanding. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder”). Historically, the Trust focused primarily on power generation facilities located in the US.

On November 19, 2010, the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust III (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Trust.

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. See Note 4 below for a discussion of pending matters involving the Trust’s former California cogeneration projects. As of the date of the issuance of its financial statements, the Trust has not been liquidated, primarily due to these pending matters. The Managing Shareholder is unable to estimate when these matters will be resolved and what ultimate impact they will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders. The Trust does not anticipate any further distributions until these matters have been resolved and the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by June 30, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed financial statements.

2.            BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012 (the “2011 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2011 Form 10-K.

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. On an on-going basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would likely increase, reducing net assets available in liquidation and for future distributions to shareholders.

During the first quarter of 2012, the Trust increased its estimated liquidation accruals by $75, to cover estimated increases in expenses associated with resolving the matters discussed in Note 4.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.            CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2012, cash and cash equivalents did not exceed federal insured limits.

4.            COMMITMENTS AND CONTINGENCIES

In February and October 2010, Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”), which were prior investments of the Trust that were abandoned and terminated in December 2010, received notices from Pacific Gas & Electric Company (“PG&E”), the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owe PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreements with PG&E. In addition, the Norcals were tenants under two long-term non-cancelable ground leases. San Joaquin and Byron have not paid rent since December 2009 and November 2010, respectively. San Joaquin and Byron each received notice asserting that it was in default under its respective lease.

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or the Norcals’ landlords. As these potential liabilities are of the Norcals, and not the Trust, the Trust has not recorded any potential liabilities in its financial statements. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and San Joaquin, among others, from any claims regarding San Joaquin’s nonpayment of rent. The Trust has initiated settlement discussions with the Byron landlord.

In November 2011, the Norcals, the Trust and PG&E reached a tentative settlement of all claims against each other, at no material cost to the Trust. That settlement must be approved by the California Public Utilities Commission, which approval was requested by PG&E in November 2011. The Managing Shareholder cannot predict whether or when the approval of the settlement by the California Public Utilities Commission will be obtained. If PG&E or the Byron landlord were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders and would delay the dissolution and liquidation of the Trust. If PG&E were to succeed in a claim that the Trust is obligated to pay the claimed amounts, the Trust likely would not have the ability to pay the claim. As of the issuance of these financial statements, neither PG&E nor the Byron landlord has commenced any legal proceedings against the Trust or the terminated Norcals.

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of March 31, 2012 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2011 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	adverse developments or delays with respect to the resolution of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies” of this report,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Trust caused by any adverse developments or delays regarding the resolution of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies” of this report, and

•	the amount and timing of liquidating distributions, if any

 Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2011 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. On an on-going basis, the Trust evaluates the estimates and assumptions that could have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would likely increase, reducing net assets available in liquidation and for future distributions to shareholders.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2011 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 30, 2012 were $1,115,000, a decrease of $75,000 from net assets of $1,190,000 at December 31, 2011. This decrease is primarily due to increased estimated liquidation expenses associated with resolving the pending Norcals matters as discussed in Part I, Item 1, Note 4. “Commitment and Contingencies” of this report.

During the quarter, the Trust’s cash balances decreased $219,000 to $1,325,000 at March 31, 2012 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of approximately $8,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by June 30, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase. A delay in the liquidation of the Trust could result from, among other things, not resolving the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report, also would likely increase the expenses of the Trust in liquidation.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital to complete the liquidation of the Trust. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

The Trust does not anticipate any further distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion regarding the Norcals, see Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

Not required.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

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

101.INS	*#	XBRL Instance Document.

101.SCH	*#	XBRL Taxonomy Extension Schema Document.

101.CAL	*#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*#	XBRL Definition Linkbase Document.

101.LAB	*#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*#	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: April 13, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)