Form 10-Q
period 2012-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2012-07-17
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012 there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Total assets – cash and cash equivalents	$1,284	$1,544

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$275	$301
Due to affiliates	7	53
Total liabilities	$282	$354

Net assets in liquidation	$1,002	$1,190

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Net assets in liquidation, beginning of period	$1,190	$1,290	$1,115	$1,290
Adjustment to estimated liquidation accruals	(188)	-	(113)	-

Net assets in liquidation, end of period	$1,002	$1,290	$1,002	$1,290

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. See Note 4 below for a discussion of pending matters involving the Trust’s former California cogeneration projects. As of the date of the issuance of these financial statements, the Trust has not been liquidated, primarily due to these pending matters. The Managing Shareholder is unable to estimate when these matters will be resolved and what ultimate impact they will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders. The Trust does not anticipate any further distributions until these matters have been resolved and the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

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

For the three and six months ended June 30, 2012, the Trust increased its estimated liquidation accruals by $113 and $188, respectively, primarily to cover estimated increases in expenses associated with resolving the matters discussed in Note 4.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.	CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2012, cash and cash equivalents did not exceed federal insured limits.

4.	COMMITMENTS AND CONTINGENCIES

Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”) were prior investments of the Trust that were abandoned and terminated in December 2010. In February and October 2010, Byron and San Joaquin, respectively, received notices from Pacific Gas & Electric Company (“PG&E”), their sole customer, in which PG&E alleged that San Joaquin and Byron owe PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreements with PG&E. In addition, the Norcals were tenants under two separate long-term non-cancelable ground leases. San Joaquin and Byron have not paid rent since December 2009 and November 2010, respectively. San Joaquin and Byron each received notice asserting that it was in default under its respective lease.

Prior to their termination, neither San Joaquin nor Byron had the ability to pay the amounts claimed to be owed to PG&E or its respective landlord. As these potential liabilities are of the Norcals, and not the Trust, the Trust has not recorded any potential liabilities in its financial statements.

In 2011, the Norcals, the Trust and PG&E reached a tentative settlement of all claims against each other. The settlement required approval by the California Public Utilities Commission, which occurred on May 24, 2012. The period for appeals of this approval order expired on June 30, 2012, without any appeals being filed. In connection with this settlement, the Trust has agreed to pay PG&E a total of $100 no later than the end of July 2012.

In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and San Joaquin, among others, from any claims regarding San Joaquin’s nonpayment of rent.

The Trust has initiated settlement discussions with the Byron landlord. In connection with its discussions with the Byron landlord, the Trust has also been working with the Alameda County Environmental Health Department regarding potential issues associated with Byron’s prior operation of its facilities. While the Trust does not expect the resolution of these matters to result in a material expense to the Trust, if the Byron landlord, or Alameda County, were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders and would delay the dissolution and liquidation of the Trust. As of the issuance of these financial statements, neither the Byron landlord nor Alameda County has commenced any legal proceedings against the Trust or Byron.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2012 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2011 Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2011 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2012 were $1,002,000, a decrease of $113,000 from net assets at March 31, 2012, and a decrease of $188,000 from net assets at December 31, 2011. These decreases are primarily due to increased estimated liquidation expenses associated with resolving the pending Norcals matters as discussed in Part I, Item 1, Note 4. “Commitment and Contingencies” of this report, including accruing a payment to PG&E of $100,000 in connection with a settlement agreement.

During the quarter, the Trust’s cash balances decreased $41,000 to $1,284,000 at June 30, 2012 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of approximately $8,000. For the six months ended June 30, 2012, management fees to the Managing Shareholder totaled approximately $16,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2012. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase. A delay in the liquidation of the Trust could result from, among other things, not resolving the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report, also would likely increase the expenses of the Trust in liquidation.

Future Liquidity and Capital Resource Requirements

Subject to any unexpected expenses incurred in connection with the resolution of the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report, the Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

The Trust does not anticipate any further distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion, see Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: July 17, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)