Form 10-Q
period 2012-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2012-11-05
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012 there were 391.8444 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Total assets – cash and cash equivalents	$1,139	$1,544

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$165	$301
Due to affiliates	12	53
Total liabilities	$177	$354

Net assets in liquidation	$962	$1,190

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net assets in liquidation, beginning of period	$1,190	$1,290	$1,002	$1,290
Adjustment to estimated liquidation accruals	(228)	-	(40)	-

Net assets in liquidation, end of period	$962	$1,290	$962	$1,290

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

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by March 31, 2013. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

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

For the three and nine months ended September 30, 2012, the Trust increased its estimated liquidation accruals by $40 and $228, respectively, primarily to cover estimated increases in estimated expenses associated with resolving the matters discussed in Note 4 and increased estimated expenses resulting from delays in the estimated closing date of the Trust.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.	CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2012, cash and cash equivalents did not exceed federal insured limits.

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

In 2011, the Norcals, the Trust and PG&E reached a tentative settlement of all claims against each other. The settlement required approval by the California Public Utilities Commission, which occurred on May 24, 2012. The period for appeals of this approval order expired on June 30, 2012, without any appeals being filed. In connection with this settlement, the Trust paid PG&E a total of $100 in July 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of September 30, 2012 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2011 Form 10-K.

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

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2011 Form 10-K. Any forward-looking statement that the Trust makes speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2012 were $962,000, a decrease of $40,000 from net assets at June 30, 2012, and a decrease of $228,000 from net assets at December 31, 2011. These decreases are primarily due to increased estimated liquidation expenses associated with resolving the pending Norcals matters as discussed in Part I, Item 1, Note 4. “Commitment and Contingencies” of this report and additional estimated expenses resulting from delays in the estimated closing date of the Trust.

During the quarter, the Trust’s cash balances decreased $145,000 to $1,139,000 at September 30, 2012 as a result of payment of Trust liabilities, including a payment to PG&E of $100,000 in connection with a settlement agreement. During the quarter, the Trust paid management fees to the Managing Shareholder of approximately $6,000. For the nine months ended September 30, 2012, management fees to the Managing Shareholder totaled approximately $22,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by March 31, 2013. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase. A delay in the liquidation of the Trust could result from, among other things, not resolving the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the matters discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1 of this report, also would likely increase the expenses of the Trust in liquidation.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: November 5, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)