Form 10-K
period 2012-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2013-03-08
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2013 was 391.8444.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

•	the amount, likelihood and timing of liquidating distributions, if any.

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

PART I
ITEM 1.                     BUSINESS

Overview

Ridgewood Electric Power Trust III (the “Trust”) is a Delaware trust formed on December 6, 1993. The Trust began offering shares of beneficial interest (“Investor Shares”) in January 1994 and concluded its offering in May 1995. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. Historically, the Trust focused primarily on independent power generation facilities located in the US.

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

See “San Joaquin and Byron” below for a discussion of pending matters involving one of the Trust’s prior cogeneration projects that could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust. The Trust does not anticipate making additional distributions until the Trust has completed the dissolution and liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed.

The Managing Shareholder is not currently able to project when the Trust will be able to complete its liquidation and dissolution.

There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws.

Rhode Island LFG Genco, LLC

Prior to November 19, 2010, the Trust and certain of its affiliates owned Rhode Island LFG Genco, LLC, a Delaware limited liability company (“RILG”), which directly and indirectly through its wholly owned subsidiaries, owned and operated landfill-gas-fired electricity generating facilities located, and held contractual rights to all the landfill gas produced, at the Central Landfill in Johnston, Rhode Island. RILG was owned 19.6% by the Trust, 6.8% by Ridgewood Electric Power Trust I (“Trust I”), 35.2% by Ridgewood Electric Power Trust IV (“Trust IV”) and 38.4% by Ridgewood Power B Fund/Providence Expansion (“B Fund”, and collectively with Trust, Trust I, and Trust IV, the “Trusts”).

On July 26, 2010, the Trusts entered into an interest purchase agreement to sell all of their respective limited liability company membership interests in RILG to Broadrock Biopower I LLC (the “Buyer”), a subsidiary of MIP II Biopower LLC, which is affiliated with Macquarie Group Limited, an Australian-based international company. On November 19, 2010, all of the Trusts’ respective limited liability company membership interests in RILG were sold to the Buyer for an initial aggregate gross sale price of $18.7 million, of which $3.7 million was allocated to the Trust. The initial gross sale price included $1 million in estimated net working capital of RILG, which was subject to adjustment, within 90 days following the closing, to reflect the difference between estimated and actual net working capital at closing.

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

San Joaquin and Byron (together, the “Norcals”) were fueled by natural gas and sold their electric output to Pacific Gas & Electric Company (“PG&E”) under long-term power purchase agreements scheduled to expire in 2020. San Joaquin and Byron also entered long-term contacts to use thermal energy from the projects to provide steam to an adjacent food processing company and evaporate brine from oil and gas wells, respectively.

The Norcals were operated and maintained by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), on an at-cost basis.

The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder of the Trust decided to shut down the operations of the Norcals. In December 2010, the Trust abandoned the Norcals and dissolved the entities involved in operating the Norcals. Since December 2010, the Trust has not had any operating assets.

In February and October 2010, the Norcals received notice from PG&E, in which PG&E alleged that San Joaquin and Byron owed PG&E $6.3 million and $3.0 million, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreement with PG&E. In 2012, the Norcals, the Trust and PG&E finalized a settlement agreement releasing all claims PG&E and the Norcals had against each other, with the Trust paying $100,000 to PG&E.

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims regarding the lease, including San Joaquin’s nonpayment of rent. Byron has not at present reached any agreement resolving any claims its landlord may have against it. However, the Trust is working with the Byron landlord and the Alameda County Environmental Health Department to develop a plan to resolve Byron’s potential site reclamation obligations. During 2012, the Trust incurred obligations totaling $330,000 related to the cleanup of the Byron site and estimates that it will incur an additional $150,000 to complete the cleanup of the site. Upon the completion of the cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when the cleanup of the Byron site will be completed.

Although the Trust does not expect the resolution of these matters to result in a material expense to the Trust beyond the amounts set forth in the Trust’s financial statements included in this report, if the Byron landlord, or Alameda County, were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders and would delay the liquidation and dissolution of the Trust. As of the issuance of the Trust’s financial statements included in this report, neither the Byron landlord nor Alameda County has commenced any legal proceedings against the Trust or Byron.

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

None.

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

 Holders

As of February 28, 2013, there were 862 holders of Investor Shares.

Dividends

The Trust did not make any distributions in 2012 or 2011.

The Trust does not anticipate additional distributions until the Trust has completed the liquidation process, including resolving pending matters related to the Trust’s prior ownership of Byron discussed in Item 1. “Business – San Joaquin and Byron” of this report, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

ITEM 6.                     SELECTED FINANCIAL DATA

Not required.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Audited Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on December 6, 1993. Historically, the Trust focused primarily on independent power generation facilities located in the US. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

On November 19, 2010, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act. Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to on-going matters relating to its prior ownership of the Byron cogeneration project discussed in Item 1. “Business – San Joaquin and Byron” of this report. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact they will ultimately have on the Trust’s net assets and the timing, likelihood or amount of any future distributions to shareholders.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements.

Results of Operations and Changes in Financial Condition

Net assets at December 31, 2012 were $505,000, a $685,000 decrease from net assets at December 31, 2011. This decrease is primarily due to actual and estimated site cleanup costs at Byron totaling $480,000 and an increase in estimated liquidation accruals of $205,000. The increase in estimated liquidation accruals is primarily due to additional expenses expected to be incurred resulting from delays in liquidating and dissolving the Trust. During the year, the Trust’s cash balances decreased $528,000 to $1,016,000 as a result of payment of outstanding liabilities and a payment to PG&E of $100,000 to settle claims related to the Norcals’ long-term power purchase agreements with PG&E (see Item 1. “Business – San Joaquin and Byron” above). In 2012 and 2011, management fees paid to the Managing Shareholder totaled $28,000 and $32,000, respectively.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by December 31, 2013. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely further increase. A delay in the liquidation of the Trust could result from, among other things, not finalizing the pending matters involving Byron discussed in Item 1. “Business – San Joaquin and Byron” of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the Byron matters, also would increase the expenses of the Trust in liquidation.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities. The Managing Shareholder is unable to predict when, or how, the matters related to Byron will ultimately be resolved or project the final financial impact these matters will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders.

The Trust does not expect to make any distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

See Item 1. “Business – San Joaquin and Byron” above and Note 4. “Commitments and Contingencies” in the financial statements included in this report for a discussion of pending matters relating to the Trust’s prior ownership of Byron, which could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Trust, including the notes thereto and the report of the Trust’s independent registered public accounting firm thereon, are presented beginning on page F-1 of this Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such item is defined in Rule 13a-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2012, the Trust’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 65
Chairman	1997
Jeffrey H. Strasberg, 55
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 52
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of, and certain biographical information regarding the executive officers of the Trust:

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy Corporation (“Ridgewood Energy”), Ridgewood Capital Management LLC (“Ridgewood Capital”) and other affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation (“Ridgewood Securities”) since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is an inactive member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves on the Board of Directors, and as the part-time Chief Financial Officer, of Limo-Reid Technologies, Inc., and as a member of the Boards of Directors of Ethertronics, Inc. and Drill Map, Inc., all of which are portfolio company investments of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

During 2012 and 2011, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2013 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at February 28, 2013. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $28,000 and $32,000 for the years ended December 31, 2012 and 2011, respectively, an amount equal to 2.5% of the Trust’s prior year-end net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under an Operating Agreement with the Trust, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2011, RPM charged the Trust’s projects $0.1 million for overhead items allocated in proportion to the amount invested in projects managed.  These charges ceased in 2011 and there no similar charges in 2012. These charges may not be indicative of the costs that would have been incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions in 2012 or 2011. The Trust has not reached Payout and is not expected to do so.

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

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Audit fees	$27	$46
Tax fees	10	12
Total	$37	$58

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2012 and 2011, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Trust by its independent registered public accounting firm during the 2012 and 2011 periods were pre-approved by the Managing Shareholder.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                      Financial Statements

See the Index to Financial Statements on page F-1 of this report.

(a)(2)                      Financial Statement Schedules

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

101.INS	*^	XBRL Instance Document

101.SCH	*^	XBRL Taxonomy Extension Schema Document

101.CAL	*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*^	XBRL Definition Linkbase Document

101.LAB	*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: March 8, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	March 8, 2013
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	March 8, 2013
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying statements of net assets (liquidation basis) of Ridgewood Electric Power Trust III (the “Trust” and a Delaware trust) as of December 31, 2012 and 2011, and the related statements of changes in net assets (liquidation basis) for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Ridgewood Electric Power Trust III as of December 31, 2012 and 2011 and the changes in its net assets (liquidation basis) for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 8, 2013

RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$1,544
Other receivable	100	-

Total assets	$1,116	$1,544

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$579	$301
Due to affiliates	32	53

Total liabilities	$611	$354

Net assets in liquidation	$505	$1,190

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

	Year Ended December 31,
	2012	2011

Net assets in liquidation, beginning of year	$1,190	$1,290
Lease cleanup expenses	(480)	-
Estimated future management fees to be incurred during liquidation	(15)	-
Estimated liquidation accruals	(190)	(100)

Net assets in liquidation, end of year	$505	$1,190

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO FINANCIAL STATEMENTS
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

On November 19, 2010, the Trust, Ridgewood Electric Power Trust I (“Trust I”) (through its 100% ownership of Ridgewood Olinda LLC), Ridgewood Electric Power Trust IV (“Trust IV”) and Ridgewood Power B Fund/Providence Expansion (“B Fund”, and together with the Trust, Trust I and Trust IV, the “Trusts”) sold all of their respective limited liability company membership interests in Rhode Island LFG Genco, LLC (“RILG”) to Broadrock Biopower I LLC (the “Buyer”), an entity affiliated with Macquarie Group Limited, an Australian based international company, as further discussed in Note 3.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of issuance of these financial statements, the Trust has not been liquidated, primarily due to pending matters relating to its prior ownership of a cogeneration facility as discussed in Note 4.

The Trust did not make any distributions in 2012 or 2011 and does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the financial statements.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

The financial statements for the years ended December 31, 2012 and 2011 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an on-going basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

b) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2012 and 2011, cash and cash equivalents did not exceed federal insured limits.

d) Fair Value of Financial Instruments

At December 31, 2012 and 2011, the carrying value of the Trust’s cash and cash equivalents, and as applicable, the other receivable, accounts payable, accrued expenses and amounts due to affiliates approximates their fair value due to their short-term nature.

e) Income Taxes

No provision is made for income taxes in the Trust’s financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

e) Changes in net assets in liquidation

On an on-going basis, the Trust evaluates the estimates and assumptions that could have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distribution to shareholders. For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by December 31, 2013. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

3.             INVESTMENT

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

4.             COMMITMENTS AND CONTINGENCIES

Trust III formerly owned investments in Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”). The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder of the Trust shut down the operations of the Norcals. In December 2010, the Trust abandoned the Norcals and dissolved the entities involved in operating the Norcals. Since December 2010, the Trust has not had any operating assets.

In February and October 2010, the Norcals received notices from Pacific Gas & Electric Company (“PG&E”), the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owed PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreements with PG&E. In 2012, the Norcals, the Trust and PG&E finalized a settlement agreement releasing all claims PG&E and the Norcals had against each other, with the Trust paying $100 to PG&E.

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims regarding the lease, including San Joaquin’s nonpayment of rent. Byron has not at present reached any agreement resolving any claims its landlord may have against it. However, the Trust is working with the Byron landlord and the Alameda County Environmental Health Department to develop a plan to resolve Byron’s potential site reclamation obligations. During 2012, the Trust incurred obligations totaling $330 related to the cleanup of the Byron site and estimates that it will incur an additional $150 to complete the cleanup of the site. Upon the completion of the cleanup, the Trust anticipates no further involvment with the project. Management of the Trust is not currently able to estimate when the cleanup of the Byron site will be completed.

Although the Trust does not expect the resolution of these matters to result in a material expense to the Trust beyond the amounts set forth in these financial statements, if the Byron landlord, or Alameda County, were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders and would delay the liquidation and dissolution of the Trust. As of the issuance of these financial statements, neither the Byron landlord nor Alameda County has commenced any legal proceedings against the Trust or Byron.

5.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $28 and $32 for the years ended December 31, 2012 and 2011, respectively, an amount equal to 2.5% of the Trust’s prior year-end net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions during 2012 or 2011. The Trust has not reached Payout and is not expected to do so.

Under an Operating Agreement with the Trust, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2011, RPM charged the Trust’s projects approximately $100 for overhead items allocated in proportion to the amount invested in projects managed. These charges ceased in 2011 and there were no similar charges in 2012. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM.

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2012 and 2011, the Trust had outstanding payables, including estimated amounts to be paid during the liquidation process, to RRP of $32 and $53, respectively.