Form 10-Q
period 2013-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2013-05-03
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013 there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$694	$1,016
Other receivable	-	100
	$694	$1,116

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$180	$579
Due to affiliates	9	32
Total liabilities	$189	$611

Net assets in liquidation	$505	$505

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Net assets in liquidation, beginning of period	$505	$1,190
Adjustment to estimated liquidation accruals	-	(75)

Net assets in liquidation, end of period	$505	$1,115

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

The Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to its holders of Investor Shares.

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

The accompanying condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013 (the “2012 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2012 Form 10-K.

The financial statements were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation.  On an on-going basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would likely increase, reducing net assets available in liquidation and for future distributions to shareholders.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.	CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2013, cash and cash equivalents exceeded federal insured limits by $444. This excess was primarily invested in money market accounts.

4.	COMMITMENTS AND CONTINGENCIES

The Trust formerly owned investments in Byron Power Partners, L.P. (“Byron”) and JRW Associates, L.P. (“San Joaquin”, and collectively with Byron, the “Norcals”). The Norcals suspended their operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder of the Trust shut down the operations of the Norcals. In December 2010, the Trust abandoned the Norcals and dissolved the entities involved in operating the Norcals. Since December 2010, the Trust has not had any operating assets.

In February and October 2010, the Norcals received notices from Pacific Gas & Electric Company (PG&E), the Norcals’ sole customer, in which PG&E alleged that San Joaquin and Byron owed PG&E $6,329 and $2,966, respectively, due to, among other things, each facility failing to deliver power under its respective power purchase agreements with PG&E. In 2012, the Norcals, the Trust and PG&E finalized a settlement agreement releasing all claims PG&E and the Norcals had against each other, with the Trust paying $100 to PG&E.

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims its landlord may have had against it. The Trust is currently working with the Byron landlord and the Alameda County Environmental Health Department to develop a plan to resolve its potential site reclamation obligations. As of March 31, 2013, the Trust estimates that it will incur no more than an additional $100 to complete its cleanup of the site. Upon the completion of its cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when its cleanup of the Byron site will be completed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of March 31, 2013 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2012 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	adverse developments or delays with respect to the resolution of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies”,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Trust caused by any adverse developments or delays regarding the resolution of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies”, and

•	the amount, likelihood and timing of liquidating distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2012 Form 10-K. Any forward-looking statement that the Trust makes speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2012 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 31, 2013 and December 31, 2012 were $505,000. There was no change in net assets, as the management of the Trust determined that no adjustments to previously recorded accruals were necessary.

During the quarter, the Trust’s cash balances decreased $322,000 to $694,000 at March 31, 2013 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of approximately $3,000.

As of the date of this filing, the Trust has not been liquidated, primarily due to on-going matters relating to its prior ownership of the Byron cogeneration project discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by December 31, 2013. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase. The liquidation of the Trust could be delayed by, among other things, the pending matters involving Byron. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the matters involving Byron, also would increase the expenses of the Trust in liquidation.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities. The liquidation of the Trust could be delayed by, among other things, the pending matters involving Byron. The Managing Shareholder is unable to predict when, or how, the matters related to Byron will ultimately be resolved or project the final financial impact these matters will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders.

The Trust does not anticipate additional distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion regarding pending matters relating to the Trust’s prior ownership of Byron, which could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust, see Note 4. “Commitments and Contingencies” of Part I, Item 1.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: May 3, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)