Form 10-Q
period 2013-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2013-07-17
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013 there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$625	$1,016
Other receivable	-	100
	$625	$1,116

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$114	$579
Due to affiliates	6	32
Total liabilities	$120	$611

Net assets in liquidation	$505	$505

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net assets in liquidation, beginning of period	$505	$1,190	$505	$1,115
Distributions to shareholders	-	(188)	-	(113)

Net assets in liquidation, end of period	$505	$1,002	$505	$1,002

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

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2013, cash and cash equivalents exceeded federal insured limits by $431. This excess was invested in money market accounts.

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

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims its landlord may have had against it. The Trust is currently working with the Byron landlord and the Alameda County Environmental Health Department to develop a plan to resolve its potential site reclamation obligations. As of June 30, 2013, the Trust estimates that it will incur no more than an additional $70 to complete its cleanup of the site. Upon the completion of its cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when its cleanup of the Byron site will be completed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2013 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2012 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	adverse developments, additional costs, or delays with respect to the resolution of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies”,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. No material changes have been made to the Trust’s accounting policies and estimates disclosed in its 2012 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2013 and December 31, 2012 were $505,000. For the three and six months ended June 30, 2013, there were no changes in net assets, as the management of the Trust determined that no adjustments to previously recorded accruals were necessary.

During the quarter, the Trust’s cash balances decreased $69,000 to $625,000 at June 30, 2013 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of approximately $3,000.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: July 17, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)