Form 10-Q
period 2013-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2013-10-29
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013 there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$574	$1,016
Other receivable	-	100
	$574	$1,116

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$130	$579
Due to affiliates	-	32
Total liabilities	$130	$611

Net assets in liquidation	$444	$505

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net assets in liquidation, beginning of period	$505	$1,190	$505	$1,002
Adjustment to estimated liquidation accruals	(61)	(228)	(61)	(40)

Net assets in liquidation, end of period	$444	$962	$444	$962

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

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2013, cash and cash equivalents exceeded federal insured limits by $430. This excess was invested in money market accounts.

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

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims its landlord may have had against it. The Trust is currently working with the Byron landlord and the Alameda County Environmental Health Department to develop a plan to resolve its potential site reclamation obligations. As of September 30, 2013, the Trust estimates that it will incur no more than an additional $95 to complete its cleanup of the site. Upon the completion of its cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when its cleanup of the Byron site will be completed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of September 30, 2013 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2012 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2013 were $444,000, which is a decrease in net assets of $61,000, from both June 30, 2013 and December 31, 2012. This decrease in net assets is due to management of the Trust increasing its estimate of the liquidation accrual for amounts needed to wind down the Trust, primarily related to increased cleanup costs relating to its prior ownership of the Byron cogeneration project discussed in Note 4. “Commitments and Contingencies” of Part I, Item 1.

During the quarter, the Trust’s cash balances decreased $51,000 to $574,000 at September 30, 2013 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of approximately $3,000. Year to date, management fees paid to the Managing Shareholder have totaled $9,000.

As of the date of this filing, the Trust has not been liquidated, primarily due to the pending matters relating to its prior ownership of Byron.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: October 29, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)