Form 10-K
period 2013-12-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2014-02-07
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2013 was 391.8444.

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

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	adverse developments, additional costs or delays with respect to the resolution of the matters described in Item 1. “Business – San Joaquin and Byron” of this report,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
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

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims regarding the lease, including San Joaquin’s nonpayment of rent. Byron has not at present reached any agreement resolving any claims its landlord may have against it. However, the Trust is working with the Byron landlord and the Alameda County Environmental Health Department to resolve Byron’s potential site reclamation obligations. As of December 31, 2013, the Trust estimates that it will incur no more than an additional $80,000 to complete its cleanup of the site, which is included in current liabilities in the Trust’s financial statements included in this report. Upon the completion of the cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when its cleanup of the Byron site will be completed.

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

Offices

The principal office of the Trust is located at 500 Delaware Avenue, #1112, Wilmington, Delaware, 19801, and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645, and its phone number is 201-447-9000.

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

 Holders

As of December 31, 2013, there were 862 holders of Investor Shares.

Dividends

The Trust did not make any distributions in 2013 or 2012.

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

On November 19, 2010, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act. Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to on-going matters relating to its prior ownership of the Byron cogeneration project discussed in Item 1. “Business – San Joaquin and Byron” of this report. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

Net assets at December 31, 2013 were $347,000, a $158,000 decrease from net assets at December 31, 2012. This decrease is primarily due to increased actual and estimated site cleanup costs at Byron as well as an increase in estimated liquidation accruals due to additional expenses expected to be incurred resulting from delays in liquidating and dissolving the Trust. As of December 31, 2013, the Trust estimates that it will incur no more than an additional $80,000 to complete its cleanup of the Byron site, which is included in current liabilities in the Trust’s financial statements included in this report.

During the year, the Trust’s cash balances decreased $490,000 to $526,000 as a result of payment of liabilities outstanding at December 31, 2012 and the increased estimated liquidation expenses discussed above that were paid during 2013. In 2013 and 2012, management fees paid to the Managing Shareholder totaled $12,000 and $28,000, respectively. The Trust estimates management fees to be incurred in 2014 to total $4,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by June 30, 2014, instead of the prior assumed date of December 31, 2013. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely further increase. A delay in the liquidation of the Trust could result from, among other things, not finalizing the pending matters involving Byron discussed in Item 1. “Business – San Joaquin and Byron” of this report. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the Byron matters, also would increase the expenses of the Trust in liquidation.

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

Off-Balance Sheet Arrangements

None.

Commitments and Contingencies

See Item 1. “Business – San Joaquin and Byron” above and Note 3. “Commitments and Contingencies” in the financial statements included in this report for a discussion of pending matters relating to the Trust’s prior ownership of Byron, which could reduce or eliminate any further distributions to shareholders of the Trust as well as delay the dissolution and liquidation of the Trust.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013, as required by Rule 13a-15(c) of the Exchange Act.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2013, the Trust’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 66
Chairman	1997
Jeffrey H. Strasberg, 56
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 53
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves as a member of the Boards of Directors of Ethertronics, Inc., Scintera Networks, Inc.  and Drill Map, Inc., all of which are portfolio company investments of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

During 2013 and 2012, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

The Trust does, however, pay the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2013 (no person owns more than 5% of the outstanding Investor Shares) by:

·	each executive officer of the Trust (there are no directors); and
·	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 391.8444 Investor Shares outstanding at December 31, 2013. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $12,000 and $28,000 for the years ended December 31, 2013 and 2012, respectively, an amount equal to 2.5% of the Trust’s prior year-end net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions in 2013 or 2012. The Trust has not reached Payout and is not expected to do so.

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

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Audit fees	$25	$27
Tax fees	10	10
Total	$35	$37

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2013 and 2012, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves all services, including any permitted tax services, that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, either annually or on an engagement-by-engagement basis depending on the type of engagement. All services performed for the Trust by its independent registered public accounting firm during the 2013 and 2012 periods were pre-approved by the Managing Shareholder.

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

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST III

Date: February 7, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	February 7, 2014
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	February 7, 2014
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust III

We have audited the accompanying statements of net assets (liquidation basis) of Ridgewood Electric Power Trust III (the “Trust” and a Delaware trust) as of December 31, 2013 and 2012, and the related statements of changes in net assets (liquidation basis) for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Ridgewood Electric Power Trust III as of December 31, 2013 and 2012 and the changes in its net assets (liquidation basis) for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
February 7, 2014

RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$526	$1,016
Other receivable	-	100

Total assets	$526	$1,116

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$175	$579
Due to affiliates	4	32

Total liabilities	$179	$611

Net assets in liquidation	$347	$505

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

	Year Ended December 31,
	2013	2012

Net assets in liquidation, beginning of year	$505	$1,190
Lease cleanup expenses	(85)	(480)
Estimated future management fees to be incurred during liquidation	(4)	(15)
Estimated liquidation accruals	(69)	(190)

Net assets in liquidation, end of year	$347	$505

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of issuance of these financial statements, the Trust has not been liquidated, primarily due to on-going matters relating to its prior ownership of a cogeneration facility as discussed in Note 3. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders.

The Trust did not make any distributions in 2013 or 2012, and does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to shareholders.

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

b) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates under different circumstances or conditions.

c) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2013, cash and cash equivalents exceeded federal insured limits by $431. This excess was invested in money market accounts.

d) Fair Value of Financial Instruments

At December 31, 2013 and 2012, the carrying value of the Trust’s cash and cash equivalents, and as applicable, the other receivable, accounts payable, accrued expenses and amounts due to affiliates approximates their fair value due to their short-term nature.

e) Income Taxes

No provision is made for income taxes in the Trust’s financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

f) Changes in net assets in liquidation

On an on-going basis, the Trust evaluates the estimates and assumptions that could have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distribution to shareholders. For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by June 30, 2014. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

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

In addition, the Norcals were tenants under two long-term ground leases. San Joaquin and Byron discontinued paying rent in December 2009 and November 2010, respectively. Thereafter San Joaquin and Byron each received notice asserting that it was in default under its respective lease. In 2011, San Joaquin entered into an agreement with its landlord, at no cost to the Trust, releasing the Trust and the Norcals, among others, from any claims regarding the lease, including San Joaquin’s nonpayment of rent. Byron has not at present reached any agreement resolving any claims its landlord may have against it. However, the Trust is working with the Byron landlord and the Alameda County Environmental Health Department to resolve Byron’s potential site reclamation obligations. As of December 31, 2013, the Trust estimates that it will incur an additional $80 to complete its cleanup of the site, which is included in current liabilities at December 31, 2013. Upon the completion of the cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when the cleanup of the Byron site will be completed.

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

4.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $12 and $28 for the years ended December 31, 2013 and 2012, respectively, an amount equal to 2.5% of the Trust’s prior year-end net asset value, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions during 2013 or 2012. The Trust has not reached Payout and is not expected to do so.

RRP owns one Investor Share of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2013 and 2012, the Trust had outstanding payables, including estimated amounts to be paid during the liquidation process, to RRP of $4 and $32, respectively.