Form 10-Q
period 2014-03-31
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2014-04-17
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014 there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$419	$526

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$71	$175
Due to affiliates	1	4
Total liabilities	$72	$179

Net assets in liquidation	$347	$347

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net assets in liquidation, beginning of period	$347	$505
Changes in net assets in liquidation	-	-

Net assets in liquidation, end of period	$347	$505

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

The condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 7, 2013 (the “2013 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2013 Form 10-K.

The financial statements were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation.  On an on-going basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would likely further increase, reducing net assets available in liquidation and for future distributions to shareholders.

RIDGEWOOD ELECTRIC POWER TRUST III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.	CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2014, cash and cash equivalents exceeded federal insured limits by $169.

4.	COMMITMENTS AND CONTINGENCIES

The Trust formerly owned an investment in Byron Power Partners, L.P. (“Byron”). Byron suspended its operations in the fourth quarter of 2008 as the estimated incremental cost of production exceeded the estimated revenues from electricity sales. In 2009, due to continued projected operating losses, the Managing Shareholder of the Trust shut down the operations of Byron. In December 2010, the Trust abandoned Byron and dissolved the entities involved in operating Byron. Since that time, the Trust has not had any operating assets.

Byron was a tenant under a long-term ground lease. Byron discontinued paying rent in November 2010. Thereafter Byron received notice asserting that it was in default under its lease. The Trust is currently working with the Byron landlord and the Alameda County Environmental Health Department to resolve Byron’s potential site reclamation obligations. As of March 31, 2014, the Trust estimates that it will incur no more than an additional $50 to complete its cleanup of the site, which is included in current liabilities. Upon the completion of its cleanup, the Trust anticipates no further involvement with the project. Management of the Trust is not currently able to estimate when its cleanup of the Byron site will be completed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of March 31, 2014 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2013 Form 10-K.

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

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2013 Form 10-K. Any forward-looking statement that the Trust makes speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. No material changes have been made to the Trust’s accounting policies and estimates disclosed in its 2013 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 31, 2014 and December 31, 2013 were $347,000. During the quarter, the Trust’s cash balances decreased $107,000 to $419,000 at March 31, 2014 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of approximately $3,000. As of March 31, 2014, the Trust estimates that it will incur no more than an additional $50,000 to complete its cleanup of the Byron site, which is included in current liabilities in the Trust’s financial statements included in this report.

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

The Trust does not anticipate making any further distributions to shareholders until the Trust has completed the liquidation process.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: April 17, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)