Form 10-Q
period 2014-06-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2014-08-12
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014 there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$393	$526

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$45	$175
Due to affiliates	1	4
Total liabilities	$46	$179

Net assets in liquidation	$347	$347

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net assets in liquidation, beginning of period	$347	$505	$347	$505
Changes in net assets in liquidation	-	-	-	-

Net assets in liquidation, end of period	$347	$505	$347	$505

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

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2014. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely further increase.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed financial statements.

2.	BASIS OF PRESENTATION

The condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 7, 2014 (the “2013 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2013 Form 10-K.

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

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2014, cash and cash equivalents exceeded federal insured limits by $143.

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

Byron was a tenant under a long-term ground lease. Byron discontinued paying rent in November 2010. Thereafter Byron received notice asserting that it was in default under its lease. The Trust has been working with the Byron landlord and the Alameda County Environmental Health Department to resolve Byron’s potential site reclamation obligations. In May 2014, the County closed its inquiry with no additional site cleanup requested. Since then, the Trust has been negotiating with the Byron landlord to obtain a written release regarding the termination of the ground lease.

Although the Trust does not expect the ultimate resolution of the ground lease to result in a material expense to the Trust beyond the amounts set forth in these financial statements, if the Byron landlord were to commence legal proceedings against the Trust, this would delay, and could reduce or eliminate, any further distributions to shareholders and would delay the liquidation and dissolution of the Trust. As of the issuance of these financial statements, the Byron landlord has not commenced any legal proceedings against the Trust or Byron.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2014 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2013 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Net assets at each of June 30, 2014, March 31, 2014 and December 31, 2013 were $347,000. The Trust’s cash at June 30, 2014 was $393,000 and reflects decreases of $133,000 and $26,000 for the six and three-month periods, respectively, then ended. The decreases in cash are the result of payment of Trust liabilities, including the payment of year-to-date management fees to the Managing Shareholder of approximately $6,000.

As of the date of this filing, the Trust has not been liquidated, primarily due to the pending matters relating to its prior ownership of Byron.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2014. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase. The liquidation of the Trust could be delayed by, among other things, the pending matters involving Byron. Any additional, unanticipated expenses of the Trust, including expenses related to the resolution of the matters involving Byron, also would increase the expenses of the Trust in liquidation.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: August 12, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)