Form 10-Q
period 2014-09-30
RIDGEWOOD ELECTRIC POWER TRUST III
filed 2014-10-29
CIK 917032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014 there were 391.8444 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$331	$526

LIABILITIES AND NET ASSETS

Current liabilities:
Accounts payable and accrued expenses	$45	$175
Due to affiliates	2	4
Total liabilities	$47	$179

Net assets in liquidation	$284	$347

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST III
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net assets in liquidation, beginning of period	$347	$505	$347	$505
Changes in net assets in liquidation	(63)	-	(63)	-

Net assets in liquidation, end of period	$284	$505	$284	$505

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of the issuance of these financial statements, the Trust has not been liquidated.

The Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to its holders of Investor Shares.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will now be completed by December 31, 2014. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely further increase.

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

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2014, cash and cash equivalents exceeded federal insured limits by $81.

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

Byron was a tenant under a long-term ground lease. Byron discontinued paying rent in November 2010. Thereafter Byron received notice asserting that it was in default under its lease. The Trust has been working with the Byron landlord and the Alameda County Environmental Health Department to resolve Byron’s potential site reclamation obligations. In May 2014, the County closed its inquiry with no additional site cleanup requested. Since then, the Trust has been negotiating with the Byron landlord to obtain a written release regarding the termination of the ground lease. In September 2014, upon payment to the landlord of $35, the landlord issued a release for all matters regarding the lease, other than environmental matters. The Trust does not believe it has material liabilities associated with environmental matters, and has therefore begun to move forward to liquidate and dissolve the Trust. Barring any unforeseen items, the Trust is expected to be liquidated and dissolved by December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of September 30, 2014 is intended to help readers analyze the accompanying condensed  financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2013 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations,
•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust,
•	the actual timing of the completion of the liquidation process, and
•	the amount, likelihood and timing of liquidating distributions, if any.

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2014 were $284,000, a decrease of $63,000 from both June 30, 2014 and December 31, 2013. The Trust’s cash at September 30, 2014 was $331,000 and reflects decreases of $195,000 and $62,000 for the nine and three-month periods, respectively, then ended. The decreases in cash are the result of payment of Trust liabilities, including the payment of year-to-date management fees to the Managing Shareholder of approximately $6,000. In the third quarter of 2014, the Trust paid $35,000 in connection with the settlement of a lease obligation, as described in Part I, Item 1, Note 4. “Commitments and Contingencies”. The decrease in net assets is primarily due to the $35,000 payment and due to increased expenses associated with keeping the Trust open longer than previously estimated.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will now be completed by December 31, 2014. If the liquidation of the Trust is not completed by that date, the actual expenses that the Trust will incur will likely increase.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

As of the date of this filing, the Trust has not been liquidated. Because the Trust does not believe it has any remaining material liabilities, it has begun to move forward to liquidate and dissolve the Trust.  Barring any unforeseen items, the Trust is expected to be liquidated and dissolved by December 31, 2014.

The Trust does not anticipate making any further distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements

None.

Commitments and Contingencies

For a discussion of matters relating to the Trust’s prior ownership of Byron, see Note 4. “Commitments and Contingencies” of Part I, Item 1.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST III

Date: October 29, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)